Form 10-Q
period 1999-06-30
SCRIPPS FINANCIAL CORP
filed 1999-08-27
CIK 1086370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number: 0-26081


                          SCRIPPS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



         California                                  33-0855985
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



   7817 Ivanhoe Avenue, La Jolla, CA                   92037
-----------------------------------------           ----------
 (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code: 858-456-2265



                                 Not applicable
                                 ---------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

As of August 26, 1999 there were 6,895,000 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                   June 30                 December 31,
                                                                    1999                      1998
                                                                ------------              ------------
ASSETS
Cash and amounts due from banks                                 $ 29,199,000              $ 24,330,000
Federal funds sold                                                12,783,000                42,790,000
                                                                ------------              ------------
        Cash and cash equivalents                                 41,982,000                67,120,000

Interest bearing due from banks                                    1,877,000                 4,352,000
Investment securities                                            142,657,000               162,317,000
Loans and leases, net                                            365,328,000               336,008,000
Premises and equipment, net                                        4,872,000                 4,985,000
Other assets and accrued interest receivable                       9,621,000                 7,848,000
                                                                ------------              ------------
                                                                $566,337,000              $582,630,000
                                                                ------------              ------------
                                                                ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Demand, non-interest bearing                            $163,406,000              $152,697,000
        Money market, NOW and savings accounts                   265,263,000               290,113,000
        Time certificates:
              Under $100,000                                      33,294,000                31,861,000
              $100,000 or greater                                 55,210,000                56,303,000
                                                                ------------              ------------
                       Total deposits                            517,173,000               530,974,000
Guarantee of loan to ESOP Trust                                       58,000                    76,000
Other liabilities and accrued interest expense                     4,061,000                 7,825,000
                                                                ------------              ------------
                       Total liabilities                         521,292,000               538,875,000

Stockholders' equity:
        Common stock, no par value; authorized
              10,000,000 shares; issued and outstanding
              6,876,000 shares at June 30, 1999 and
              6,797,000 shares at December 31, 1998               34,582,000                34,092,000
        Retained earnings                                         11,445,000                 8,896,000
        Guarantee of loan to ESOP Trust                              (58,000)                  (76,000)
        Accumulated other comprehensive income, net                 (924,000)                  843,000
                                                                ------------              ------------
                       Total stockholders' equity                 45,045,000                43,755,000
                                                                ------------              ------------
                                                                $566,337,000              $582,630,000
                                                                ------------              ------------
                                                                ------------              ------------


               The accompanying notes are an integral part of these
                    consolidated condensed financial statements

                   SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                Three months ended                    Six months ended
                                                                     June 30,                              June 30,
                                                              1999             1998                1999              1998
                                                        ---------------------------------------------------------------------
Interest income:
        Loans and leases, including fees earned           $8,788,000        $8,029,000         $17,111,000        $15,423,000
        Investment securities:
           Taxable                                         1,814,000         1,361,000           3,809,000          2,914,000
           Exempt from federal income tax                    229,000           229,000             458,000            461,000
           Dividends                                          22,000            32,000              37,000             32,000
        Federal funds sold                                   229,000           443,000             590,000            679,000
        Balances due from Banks                               37,000            91,000              93,000            175,000
                                                         -----------        ----------         -----------         ----------
Total interest income                                     11,119,000        10,185,000          22,098,000         19,684,000
Interest expense on deposits                              (3,011,000)       (3,190,000)         (6,324,000)        (6,236,000)
                                                         -----------        ----------         -----------         ----------
Net interest income                                        8,108,000         6,995,000          15,774,000         13,448,000

Provision for possible loan losses                        (1,275,000)         (465,000)         (2,160,000)          (925,000)
                                                         -----------        ----------         -----------         ----------
Net interest income after provision for
        possible loan losses                               6,833,000         6,530,000          13,614,000         12,523,000

Non-interest income                                        1,404,000         1,613,000           2,800,000          3,281,000
Non-interest expense                                      (5,854,000)       (5,636,000)        (11,498,000)       (11,060,000)
                                                         -----------        ----------         -----------         ----------
Income before provision for income taxes                   2,383,000         2,507,000           4,916,000          4,744,000

Provision for income taxes                                  (952,000)       (1,002,000)         (1,952,000)        (1,882,000)
                                                         -----------        ----------         -----------         ----------
Net income                                                $1,431,000        $1,505,000          $2,964,000         $2,862,000
                                                         -----------        ----------         -----------         ----------
                                                         -----------        ----------         -----------         ----------
Basic net income per share                                $     0.21        $     0.22          $     0.43         $     0.43
                                                         -----------        ----------         -----------         ----------
                                                         -----------        ----------         -----------         ----------
Diluted net income per share                              $     0.21        $     0.22          $     0.43         $     0.41
                                                         -----------        ----------         -----------         ----------
                                                         -----------        ----------         -----------         ----------

               The accompanying notes are an integral part of these
                    consolidated condensed financial statements

                    SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                  Three months ended June 30,
                                                1999                      1998
                                         ------------------------------------------
Net Income                                   $ 1,431,000               $ 1,506,000

Unrealized holding loss
on available-for-sale securities              (1,454,000)                  (18,000)
                                             ------------              ------------

Total comprehensive income                   $   (23,000)              $ 1,488,000
                                             ------------              ------------
                                             ------------              ------------

                                                   Six months ended June 30,
                                                1999                      1998
                                             -------------------------------------
Net Income                                   $ 2,964,000               $ 2,862,000

Unrealized holding loss
on available-for-sale securities              (1,767,000)                 (118,000)
                                             ------------              ------------

Total comprehensive income                   $ 1,197,000               $ 2,744,000
                                             ------------              ------------
                                             ------------              ------------


               The accompanying notes are an integral part of these
                    consolidated condensed financial statements

                    SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                         Six months ended
                                                                                              June 30,
                                                                                      1999               1998
                                                                                   ------------------------------
Cash flows from operating activities:
        Net income                                                                 $ 2,964,000        $ 2,862,000
        Adjustments to reconcile net income to net
              cash provided by operating activities:
                  Depreciation and amortization                                        827,000            658,000
                  Provision for possible loan losses                                 2,160,000            925,000
                  Amortization of loan discounts and fees and
                       investment securities premiums and discounts                   (152,000)           (96,000)
                  Gain on sale of real estate owned                                          0            (10,000)
                Increase in other assets and accrued interest receivable              (547,000)          (508,000)
                Increase (decrease) in other liabilities and accrued
                  interest expense                                                  (3,828,000)           250,000
                                                                                  -------------    ---------------
                       Net cash provided (used) by operating activities              1,424,000          4,081,000
                                                                                  -------------    ---------------
Cash flows from investing activities:
        Proceeds from maturities and principal payments of investment securities    96,550,000         19,847,000
        Proceeds from sale of furniture, fixtures & equip                                    0            108,000
        Proceeds from sale (transfer to) real estate owned                             (24,000)           438,000
        Maturities/(purchases) of investment certificates of deposit                 2,475,000           (893,000)
        Purchases of investment securities                                         (80,245,000)        (7,563,000)
        Net funding of loans                                                       (30,942,000)       (36,667,000)
        Purchases of premises and equipment, net                                      (714,000)        (1,067,000)
                                                                                  -------------    ---------------
                       Net cash used in investing activities                       (12,900,000)       (25,797,000)
                                                                                  -------------    ---------------

Cash flows from financing activities:
        Net increase (decrease) in demand deposits,
              NOW accounts and savings accounts                                    (14,141,000)        38,121,000
        Net increase in certificates of deposit                                        340,000          1,734,000
        Proceeds from exercise of stock options                                        547,000            203,000
        Dividends paid                                                                (408,000)          (294,000)
                                                                                  -------------    ---------------

                       Net cash provided by financing activities                   (13,662,000)        39,764,000
                                                                                  -------------    ---------------

Net increase (decrease) in cash and cash equivalents                               (25,138,000)        18,048,000
                                                                                  -------------    ---------------
                                                                                  -------------    ---------------
Cash and cash equivalents at beginning of year                                      67,120,000         44,499,000
                                                                                  -------------    ---------------
                                                                                  -------------    ---------------
Cash and cash equivalents at end of year/quarter                                   $41,982,000        $62,547,000
                                                                                  -------------    ---------------
                                                                                  -------------    ---------------


               The accompanying notes are an integral part of these
                    consolidated condensed financial statements

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Scripps Financial Corporation's registration statement on Form 10 as amended, including notes thereto, filed July 13, 1999.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and six months ended June 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         Scripps Financial Corporation, a California corporation ("SFC"), was formed on May 14, 1999 as a federally regulated bank holding company. Scripps Bank, a California banking corporation ("Scripps"), is a federally insured bank. Scripps merged with and into a subsidiary of SFC on July 1, 1999. As a result of the merger, each shareholder of Scripps received a number of shares of SFC equal to that number of shares such shareholder held in Scripps. SFC currently holds all of the outstanding stock of Scripps. As SFC is newly formed, the following discussion will compare financial results of Scripps for the three and six-month periods ended June 30, 1999 and 1998. Effective with the close of business August 31, 1998 Scripps acquired Pacific Commerce Bank ("PCB"). All prior period results include the combined financial results of both entities. The following discussion is intended to provide information to facilitate the understanding and assessment of the primary asset of SFC, which is its ownership of Scripps. This discussion and analysis should be read in conjunction with Scripps' audited financial statements provided in SFC's registration statement on Form 10, as amended, including notes thereto.

FINANCIAL CONDITION

         Total assets of SFC decreased $16 million or 2.8% to $566.3 million at June 30, 1999, from $582.6 million at December 31, 1998. Gross loans increased $29.3 million or 8.7% to $365.3 million from $336.0 million at the end of 1998. Within the loan portfolio, real estate loans increased $23.7 million to $155.3 million and commercial loans increased $2.2 million to $158.5 million at June 30, 1999. Total consumer loans increased by $2.9 million to $51.3 million. There was little change in the loan portfolio mix of which real estate and commercial loans comprised 42% and 43%, respectively, at the end of June 1999, a change from 39% and 46%, respectively, at year end 1998. Consumer loans were unchanged at 14% at the end of both periods. Contraction of deposits, coupled with loan growth has caused Federal funds sold to decline by $30 million to $12.7 million at the end of the second quarter 1999. Nonperforming assets of $2.4 million or 0.42% of total assets at June 30, 1999 compares to $1.4 million or 0.23% of total assets for December 31, 1998.

         Total deposits at June 30, 1999 decreased $13.8 million or 2.6% from December 31, 1998. This decrease consisted of $24.5 million in interest-bearing accounts partially offset by an increase of $11.0 million in non-interest bearing deposits. In the interest-bearing deposit categories, NOW accounts decreased $900,000 to $36.9 million, savings and money market accounts decreased $25.5 million to $228.4 million, while net time deposits increased $400,000 to $88.5 million. Total stockholders' equity at June 30, 1999 was $45.0 million compared to $43.8 million at December 31, 1998, an increase of $1.3 million or 3.0% due to earnings of $3.0 million, offset by dividends of $414,000 and a decrease in the unrealized gain/loss on securities available for sale of $1.8 million. Scripp's Tier I leverage capital ratios were 8.08% and 7.63%, at June 30, 1999 and December 31, 1998, respectively. (See CAPITAL RESOURCES.)

RESULTS OF OPERATIONS

                                     SUMMARY

         Net earnings were $3.0 million ($.43 per share basic and diluted) for the six months ended June 30, 1999, compared with $2.9 million ($.43 per share basic; $.41 per share diluted) for the same period in 1998. This represents an increase of $102,000 or 3.4%. Scripps' improved performance between 1999 and 1998 resulted primarily from an increase in average interest-earning assets, primarily in loans and investment securities. The provision for loan and lease losses increased $1.2 million or 57.2% to $2.2 million for the six months ended June 30, 1999 from $925,000 for the six months ended June 30, 1998. Non-interest income decreased $481,000, while non-interest expense increased $438,000, for the six months ended June 30, 1999 over the same period in 1998. The provision for income taxes increased $70,000 to $2.0 million from $1.9 million due to an increase in pre-tax earnings of $172,000. The annualized return on average assets and average stockholders' equity decreased during the first six months of 1999 to 1.05% and 13.24%, respectively, from 1.22% and 14.26%, respectively for the same 1998 period. (See RESULTS OF OPERATIONS -- NET INTEREST INCOME, RESULTS OF OPERATIONS -- NON-INTEREST INCOME AND EXPENSE and RESULTS OF OPERATIONS - PROVISION FOR POSSIBLE LOAN LOSSES.) For the quarter ended June 30, 1999, SFC reported net income of $1.4 million compared to $1.5 million for the second quarter of 1998, a decrease of $100,000 or 4.9%. The decrease in second quarter earnings is primarily due to increases in the provision for loans and lease losses of $390,000 and non-interest expense of $210,000 which were partially offset by increases in net interest income of $442,000 and non-interest income of $8,000. The provision for income taxes decreased $48,000 to $952,000 for the second quarter of 1999. The annualized return on average assets and average stockholders' equity for the quarter ended June 30, 1999 decreased to1.01% and 12.47%, respectively, from 1.26% and 15.31%, respectively, for the second quarter of 1998. Basic and diluted earnings per share for the second quarters were $0.21 in 1999, compared to $0.22 in 1998.

                               NET INTEREST INCOME

         Net interest income, which constitutes one of the principal sources of income for Scripps, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The net yield on total interest-earning assets, also referred to as interest rate margin or net interest margin, represents net interest income divided by average interest-earning assets. Scripps' principal interest-earning assets are loans, investment securities and Federal funds sold, while its principal interest-bearing liabilities are interest-bearing demand accounts, savings deposits and time deposits.

         Net interest income was $15.8 million for six months ended June 30, 1999, an increase of $2.4 million or 17.5% compared with net interest income of $13.4 million for the same period in 1998. Scripps' average interest-earning assets increased to $531.5 million for the six-months ended June 30, 1999 from $412.4 million for the same period in 1998, representing an increase of $119 million, primarily in loans and investment securities. Average interest-bearing deposits increased to $365 million for the six-months ended June 30, 1999 from $304 million in the same period for 1998, representing an increase of $61 million, and average non-interest-bearing demand deposits increased $31 million or 24.9%. The net interest margin of 5.98% for June 30, 1999 reflects a decrease of 58 basis points from 6.56% for the same period in 1998. This decrease in net interest margin resulted primarily from both the decrease in the prime rate from an average of 8.50% in the first six months of 1998 to 7.75% in the first six months of 1999 (since a majority of Scripps' loans are tied to the prime rate, a decrease in the rate immediately affects net interest income), and continued competitive pressure in pricing loans, partially offset by declining rates on interest bearing deposits.

         Net interest income for the second quarter of 1999 increased $1.1 million or 15.7% from $7.0 million, for the second quarter of 1998. Interest income for the second quarter for loans increased by $800,000 or 10.0% from $8.0 million in 1998. Average loans in the second quarter 1999 were $361.0 million, an increase of $53.5 million or 17.3% compared to $307.6 million for 1998. Yields for the second quarter 1999 were 9.16%, significantly lower than the 1998 yield of 9.8%, due primarily to the change in prime rate from 8.5% in 1998 to 7.75% in 1999. The increase in prime to 8.0% in early July 1999 and 8.25% in late August 1999 should improve loan yields in the third quarter of 1999. Interest income from investment securities and Federal funds sold for the second quarter 1999 increased $175,000 or 8.0%, due to volume growth in securities, partially offset by a volume decrease in Federal funds sold, due to a decline in deposits in the second quarter primarily as a result of customer tax payments. Management expects deposit levels to increase in the third quarter over the lower second quarter levels. Interest expense for the second quarter 1999 was $3.0 million, a decrease of $200,000 or 5.6% compared to 1998, due to lower overall rates on interest bearing accounts and to the fact that interest bearing deposits decreased by $42 million or 10.5% in the second quarter 1999 from $400 million in 1998. With market interest rates rising during the third quarter of 1999, management expects interest expense yields to increase for the balance of 1999. Net interest margin was 6.17% and 6.22% for the three months ended June 30, 1999 and 1998, respectively.

                               NON-INTEREST INCOME

         Non-interest income was $2.8 million for the six-months ended June 30, 1999, a decrease of $481,000 or 14.1% compared with non-interest income of $3.3 million for the same period in 1998. The primary reasons for the decreases in non-interest income over the period presented are: (1) in 1998, PCB, prior to the merger with Scripps, sold its merchant Mastercard/Visa program and certain SBA loans; (2) in 1998, Scripps outsourced its merchant

Mastercard/Visa program which reduced the gross income recognized for the program, (the expenses associated with the old program were reflected in the non-interest expense category); and (3) deposit service charge income declined due primarily to the collection of fewer non-sufficient fund ("NSF") charges. Fewer NSF charges collected was as a result of the former PCB branches adopting Scripps's more conservative policy regarding collection of NSF fees and an overall effort in all offices to maintain fewer accounts with habitual NSF activity. Second quarter non-interest income decreased $209,000 or 13% in 1999 compared to 1998 due to items (1), (2) and (3) as described above.

                              NON-INTEREST EXPENSE

         Non-interest expense was $11.5 million for the six-months ended June 30, 1999, an increase of $438,000 or 3.8% compared with non-interest expense of $11.0 million for the same period in 1998. Personnel expense was $6.7 million for 1999, an increase of $800,000 or 13.5% compared with personnel expense of $5.9 million for 1998. Occupancy expense was $2.1 million for the six-months ended June 30, 1999, an increase of $172,000 or 8.9% compared with occupancy expense of $1.9 million for the same period in 1998. The aggregate increases over the period principally reflect the additional costs associated with an increase in staff due to growth in loans and deposits, organization of a new branch office in Carmel Valley, and in the second quarter, the start up of additional business lines of business such as Investment Services and Property Management Banking.


         Data processing expense was $110,000 for the six-months ended June 30, 1999, a decrease of $175,000 or 61.4% compared with data processing expense of $285,000 for the same period in 1998. The decrease in data processing expense over the period resulted principally from converting the acquired PCB offices over to the in-house data processing system of Scripps in November 1998; and in part by enhanced technical functionality from equipment acquired in 1998. Other expense was $2.6 million for the six-months ended June 30, 1999, a decrease of $400,000 or 13.3% compared with other expense of $3.0 million for the same period in 1998. The decrease in other expense resulted primarily from the fact that 1998 included legal and professional fees associated with the PCB merger and the outsourcing of Scripps merchant Mastercard/Visa program, which were partially offset by increased other expense related to deposit account customer services expense. Second quarter non-interest expense increased $218,000 or 4% in 1999 compared to 1998, due to the same reasons noted in the preceding paragraph.


                       PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $2.2 million for the six-months ended June 30, 1999, compared to $925,000 for the same period in 1998, an increase of $1.2 million or 57.2%. The provision amount reflects management's judgment of the adequacy of the reserve for loan losses and is determined by the periodic review and assessment of the overall risk in the loan portfolio, the Bank's loan loss experience, and the current and expected economic conditions. The increase in provision for possible loan losses for the period in 1999 was primarily to replenish the allowance for loan losses, due to $1.8 million in loan charge-offs for the six-months ended June 30, 1999. The $1.8 million is comprised of one loan for $1.7 million and several small loans of less than $25,000 each. The allowance for loan losses was $5.2 million and $4.4 million for June 30, 1999 and 1998, respectively. As a percent of gross loans, it was 1.40% and 1.37%, respectively, for June 30, 1999 and 1998. Management expects the allowance for possible loan losses to range between 1.4% and 1.5% of gross loans for the remainder of 1999.

         The provision for possible loan losses for the three months ended June 30, 1999 was $1.3 million compared to $465,000 for the second quarter of 1998. The provision for possible loan losses during the second quarter of 1999 reflected an increased provision of $810,000 or 174%; as noted in the preceding paragraph, this increase was to replenish the allowance for loan losses.

                                    LIQUIDITY

         The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short term as well as long term requirements. Liquid resources are monitored on a daily basis to assure maximum availability. Liquidity requirements are managed by maintaining an adequate level of readily marketable assets (primarily Federal funds and available for sale investment securities) and access to short term funding sources. Currently, Scripps has a line of credit of $20.0 million from a non-affiliated financial institution, which enables it to borrow Federal funds on an unsecured basis. Scripps also has a secured discount window borrowing facility with the Federal Reserve Bank of $2.3 million and a secured borrowing facility with the Federal Home Loan Bank of approximately $5 million. At June 30, 1999, Scripps had no amounts outstanding in connection with any of its borrowing facilities.

         Management uses several tools and processes to monitor liquid resources: semi-monthly liquidity projection reports, liquidity and volatile deposit dependency ratios, deposit product trends, weekly deposit rate management, and daily large balance fluctuation reports, among others. Management uses a bank liquidity ratio, defined as the sum of unpledged marketable securities, Federal funds sold, and cash and balances due from banks divided by total deposits, as a measurement tool indicating the volume of liquid resources. This ratio will increase or decrease in response to general economic conditions, loan demand, the phases of the interest rate cycle, and deposit growth/contraction, among other things, and was approximately 33% at June 30, 1999, and 42% at December 31, 1998. Scripps' management strives to maintain liquidity levels between 20% and 35%. Additionally, Scripps closely monitors its loan-to-deposit ratio. This ratio (calculated as gross loans divided by total deposits) was 71% at June 30, 1999. This ratio increased from 63% at December 31, 1998, primarily as a result of loan growth. Management anticipated this ratio increase in 1999 due to increased loan demand from the expanding local economy; however, there can be no assurances that the economy will continue to expand or that loans will outpace deposit growth.

         Scripps' ratio of core deposits (defined as customers' deposits less time certificates of deposit of $100,000 or more) to total deposits has remained stable at 89% for December 31, 1998 and June 30, 1999. A significant portion of Scripps' core deposits is concentrated in the Scripps Money Fund, a higher interest-bearing demand deposit product that comprised $162 million or 31% of total deposits at June 30, 1999. This represents a decrease of $33 million or 17% from the balance of $195 million or 37% of deposits at December 31, 1998. Management believes this decrease is cyclical, due primarily to customer tax payments. Another significant portion of Scripps' core deposits is non-interest bearing demand deposits. These deposits increased to $163.4 million or 31.6% of total deposits at June 30, 1999 from $152.7 million or 28.8% at December 31, 1998. Management attempts to actively monitor its liquidity position and deposit composition; however, there can be no assurance that Scripps' overall liquidity position and deposit base will continue to be satisfactory in the future.

                                CAPITAL RESOURCES

         Management seeks to maintain capital adequate to support anticipated asset growth and credit risks and to ensure that SFC is within established regulatory guidelines and industry standards. The 1992 risk-based capital guidelines adopted by the FRB and FDIC require SFC to maintain certain minimum ratios of capital to risk-weighted assets. In addition, the FRB and FDIC have adopted a leverage ratio that requires a minimum ratio of Tier 1 capital to total assets. Higher minimum requirements for an institution may be established if, for example, a bank has previously received special attention or has a higher susceptibility to interest rate risk. These risk-based capital guidelines require state banks to have a ratio of Tier 1 capital to total risk-weighted assets of four percent and a ratio of total capital to total risk-weighted assets of eight percent. As depicted in the following table, the capital ratios of SFC have continuously exceeded the federal minimum regulatory requirements for a well-capitalized institution.

         The following table sets forth the actual capital ratios of SFC as of the dates indicated.

                                 CAPITAL RATIOS

                                                                                   WELL
                                             JUNE 30,       DECEMBER 31,        CAPITALIZED           MINIMUM
CAPITAL RATIOS(1):                             1999             1998               RATIOS           CAPITAL RATIOS
                                            ---------       ------------        -----------        --------------
Leverage (2)..........................        8.08%            7.63%               5.0%                4.0%

Tier 1 risk-based.....................       10.31%           10.19%               6.0%                4.0%

Total risk-based......................       11.48%           11.32%              10.0%                8.0%


-----------------------------------------

(1) Computed in accordance with 1992 Federal guidelines, which were initially effective January 1, 1990.

(2) Leverage ratio is defined as the ratio of Tier 1 capital to the most recent quarterly average assets.

                         YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue (Y2K) exists because many computer programs use only two-digit dates to reference years. Some computer systems infer the century 1900, rather than 2000.

Unless they are changed, interpreting the 00 as 1900 will result in miscalculations when processing critical dates. To the extent that the problem is not successfully addressed, the consequences, the extent of which are unknown, could impact Scripps' business operations, customers and vendors. In 1997 Scripps formed a task force to supervise all issues associated with the century date change, consisting of representatives from all divisions of Scripps. The Scripps board of directors has given this project top priority and has dedicated resources, both staffing and financial, to support the efforts necessary to provide Year 2000 readiness. A comprehensive plan has been established to ensure compliance with regulations regarding preparation of computer systems for the year 2000 and its status is reported to the Scripps board on a monthly basis. Scripps completed Awareness and Assessment phases in 1998. The Y2K team, under the oversight of the task force, identified all critical functions performed and the hardware, software and supplies necessary to perform these functions. First, high-level test plans were developed, then detailed test plans and scripts were written to use for testing mission critical systems. Scripps substantially completed testing of mission critical systems and processes during the first quarter of 1999. The testing encompassed our Unisys ClearPath host computer, the COMPAQ Alpha used by the trust accounting system, our Information Technology Inc. banking application software, Sunguard Trustware II accounting system, the servers and PCs on our network, numerous PC applications software, and online testing with Federal Reserve Bank. These systems were tested using the thirteen critical dates identified by the Federal Financial Institutions Examination Council.

The only mission critical system with some testing still to be completed is the ATM system. ATMs were tested in the current batch authorization mode, but since the Bank is in the process of changing from the batch mode to an on-line authorization mode, we are still in the process of completing the Y2K testing with the ATM processor in the on-line mode. To date, ATM transaction testing has been completed successfully. Still to be finalized with the vendor is ATM report testing. This should be complete by September 15, 1999.

Very little renovation has been required. Early on, Scripps recognized that our voice response unit was not compliant. It has been replaced with a Year 2000 compliant version. Network servers were upgraded or replaced in the first quarter of 1999. Another product, BankLink, a business cash management system, is not compliant and is being retired, effective September 30, 1999. Customers using that product are being offered the choice of existing, compliant products offered by Scripps Bank. All non-compliant PCs (approximately 50) have been upgraded or replaced. We are currently upgrading the telephone system to ensure that voice mail will be Y2K compliant. This upgrade will be complete by September 23, 1999. Any new software and hardware will be certified Year 2000 ready and tested by Scripps prior to implementation. New software purchases are expected to be insignificant. New releases of existing software will be tested before being brought on line. Contingency plans have been developed to contend with a wide array of situations from a single process failure, to a power outage at a regional office, to a liquidity crisis due to substantial customer withdrawals. To fulfill the FDIC requirement of an independent audit review of Y2K contingency plans, the Bank's internal auditor, who is not a member of the Y2K task force, reviewed the plans to ensure that all critical functions were covered and that the plans adequately covered the potential problem. All contingency plans were tested in early June, necessary revisions made and all re-testing completed by the end of June 1999. In an effort to confirm that the procedures written in the contingency plans are still current, a walk-through test will be performed for each procedure in September 1999. In late November and early December, walk-throughs will be performed again to verify that the then current staff is trained. As a final readiness check, on January 1, 2000 all departments will be checked to determine if each software application is operational at each site. The results of this readiness check will be reported to executive management that day.

Scripps has identified fifty-six critical vendors. Vendors have been contacted to ascertain their level of readiness and those identified as critical to the day-to-day operation of the Bank are monitored. Early in the process, critical vendors were assigned a probability of failure factor of low, medium or high. Those vendors that are currently not certified to be compliant had all been assigned a risk factor of "low". Of the fifty-six vendors identified, forty-five, or eighty percent, have certified that they are compliant. Of the remaining eleven, or twenty percent, which are currently not compliant, seven have indicated that they would be compliant by June 30, 1999. We are in the process of following up with these vendors. The remaining four have indicated they will be ready by October 1, 1999. The monitoring process includes verification by phone, letter and web-site. A tracking report is maintained and reviewed by the task force. Vendor status will be monitored monthly from July 1999, through year-end. Vendors that provided products to the Bank have been tested. Those that provide services, such as the phone company, the gas and electric company, and the US Postal Service are not testable.

The only vendor not yet certified as compliant that was rated as having a high impact on the Bank should the vendor fail, was Pacific Bell, who provides data and voice communication. As noted above, the Bank rated the probability of failure of this vendor as "low"; however, there are contingency plans in place should failure occur. The Bank will be able to produce reports and data in hardcopy form and use cellular or digital wireless communications in the event of telephone line service disruption.

By September 15, 1999 the task force will evaluate any remaining non-compliant vendors on a case-by-case basis to decide which vendor relationships should be terminated. Factors to be considered include the probability of failure and the availability of a replacement vendor. The Bank has taken proactive measures to work together with our customers to ensure their own Year 2000 readiness and has a program in place for risk analysis and monitoring of significant borrowers and depositors. To date, significant borrowers have been assessed and none have been identified as having a significant Y2K risk that would materially impact the operations of the Bank. Scripps has included Y2K risk ratings as part of the loan application and credit review process since the first quarter of 1999. While Y2K compliance is not being required on an absolute basis, it is considered in each lending decision and is an integral part of the risk rating used to determine credit worthiness. Based on interviews with customers and on account officer knowledge, a Y2K risk assessment was completed for all existing borrowers with balances of $250,000 or more. This is an ongoing process as borrowers continue to meet the criteria. The assessment of large depositors continues. Through a questionnaire or personal interview, the Bank is evaluating these customers' level of comfort with the banking industry and with Scripps. Also, all depositors were sent a survey to capture their Y2K perceptions and intentions. A statistically valid response was received and was used to assist us in writing our Y2K liquidity contingency plan. The survey will be sent again in October 1999 to monitor any change in our customers' perceptions or intentions. Based on interviews and survey results to date, Scripps' customers appear satisfied with the Bank's Y2K readiness.

The related costs of Y2K, which are expensed as incurred or capitalized, if appropriate, are primarily included in professional services, equipment repairs or depreciation and salary expense. Y2K expenses incurred through the end of 1998 amounted to approximately $147,000 and the remaining costs of the project are estimated to be $638,000. Scripps holds directors' and officers' liability and product liability policies, none of which include exclusions for Y2K claims; however, there can be no assurances that any Y2K claims will be covered by insurance or that the insurance coverage will be adequate. Scripps does not believe that the costs associated with the Y2K issue will have a material effect on the results of its operations; nonetheless, since the outcome of the century date change is unknown, there can be no assurances that the Bank will not be materially affected, particularly by events that are not within the Bank's control.


FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forwarded-looking words such as "may", "will", "expect'" "anticipate," "believe," "estimate," "project" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations; however, there may be events in the future that we are not able to predict accurately or over which we have no control. Our actual results may differ materially from the expectations we describe in forward-looking statements. Factors that could cause actual results to differ materially from those we describe include, but are not limited to, local economic conditions in Southern California and particularly in San Diego, the ability to manage growth of Scripps Financial Corporation ("SFC") and Scripps Bank ("Scripps"), business conditions and interest rate fluctuation, competition, a decline in real estate prices, new product development, federal and state regulation and Year 2000 issues. Forward-looking statements should be read in light of these factors. Potential risks and uncertainties include, but are not limited to, those listed below under "Quantitative and Qualitative Disclosures about Market Risk" as well as other risks and uncertainties detailed in our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 13, 1999.

The above Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto included in SFC's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 13, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         SFC's balance sheet consists of interest-earning assets, primarily loans and investment securities, which are principally funded by interest-bearing liabilities, primarily deposits. These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. In evaluating the exposure of SFC to market risk, management relies on gap analysis and rate shock analysis. Gap analysis provides information on the timing and repricing differences between rate sensitive assets and rate sensitive liabilities. Rate shock analysis provides management with estimates of the impact of immediate changes in interest rates both in terms of the change in net interest income and the change in fair market value of these instruments. There are certain shortcomings inherent in these methods and in the following table that must be considered in evaluating market risk. Although certain assets may have similar maturities or periods to reprice, they may react in different degrees to changes in interest rates or they may precede or lag behind changes in market interest rates. In addition, certain interest rate sensitive assets may have contractual limitations to changes in interest rates. SFC considers these various factors and their anticipated effects in managing the bank's exposure to interest rate risk.

         Management seeks to maintain a reasonably balanced interest rate risk position within one year to protect its financial condition and net interest margin from market fluctuations in interest rates. Overall management strategies to reduce SFC's interest rate risk consist of: (i) maintaining a majority of its loan assets and deposit liabilities on an adjustable rate basis, (ii) limiting the volume of its loans with terms-to-maturity in excess of five years and (iii) maintaining a portion of its investment securities with varied terms to maturity. Additionally, SFC maintains a Management Asset/Liability Committee and a Directors Asset/Liability Committee, both of which review on a regular and periodic basis such matters as earnings, asset quality, asset and liability mix, liquidity and funding sources, investment resources, capital, interest rate risk, and economic events and trends, among other matters. Both Committees review bank compliance with a set of Board-approved directives with which SFC should comply to meet its asset and liability management objectives.

                   INTEREST-SENSITIVE FINANCIAL INSTRUMENTS
                            (Dollars in thousands)

                  Expected Maturity Date as of June 30, 1999

                                    AFTER 1 YEAR   AFTER 2 YEARS   AFTER 3 YEARS   AFTER 4 YEARS
                           WITHIN    BUT WITHIN      BUT WITHIN      BUT WITHIN      BUT WITHIN                             FAIR
                          ONE YEAR   TWO YEARS      THREE YEARS      FOUR YEARS      FIVE YEARS   THEREAFTER     TOTAL     VALUE
                          --------  ------------   -------------   -------------   -------------  ----------   --------   --------
FINANCIAL ASSETS:
Loans:
   Variable rate          $154,409       $22,098         $11,280         $23,760         $17,205     $29,413   $258,165   $258,165
   Average interest rate     9.07%         8.95%           9.17%           8.96%           8.98%       9.53%      9.10%

   Fixed rate               18,484         9,760          16,818          29,126          11,402      26,753    112,343    113,936
   Average interest rate     8.78%         8.73%           9.13%           8.97%           8.70%       8.81%      8.88%

Investment securities:
   CMO's                     8,412         7,690           6,909           3,118           1,939       2,704     30,772     30,457
   Average interest rate     6.14%         6.03%           5.98%           6.15%           6.38%       7.09%      6.10%

   MBS                       6,128         5,329           4,623           3,937           3,381      14,132     37,529     37,026
   Average interest rate     7.08%         7.07%           7.01%           7.03%           7.16%       6.90%      7.05%

   SBA's                                     173                           2,756                       3,617      6,546      6,494
   Average interest rate                   8.98%                           5.38%                       5.47%      5.53%

   U.S. Treasury and
      Agency                 5,506        17,761          15,947           9,713                                 48,927     48,278
   Average interest rate     7.06%         6.22%           6.54%           5.99%                                  6.38%

   States and political
      subdivisions                                                         1,706           6,909       8,622     17,237     19,341
   Average interest rate                                                   5.64%           5.24%       5.29%      5.31%

   Equity                                  1,461                                                       1,748      3,209      3,061
   Average interest rate                   3.89%                                                       5.49%      4.76%

Interest bearing due from
  banks                      1,877                                                                                1,877      1,877
   Average interest rate     5.85%                                                                                5.85%

Federal funds sold          12,783                                                                               12,783     12,873
   Average interest rate     4.62%                                                                                4.62%

FINANCIAL LIABILITIES:

Interest bearing deposits:
   Non-maturing deposits   264,544                                                                              264,544    264,544
   Average interest rate     2.41%                                                                                2.41%

   Time deposits            85,825         3,295              65              38                                 89,223     89,203
   Average interest rate     4.41%         5.03%           4.74%           5.25%                                  4.43%

Guarantee of loan to
  ESOP Trust              $     17       $    38         $     3                                               $     58   $     58
   Average interest rate     7.75%         7.75%           7.75%                                                  7.75%

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Since SFC is recently formed, no matters have been submitted to a vote of the security holders.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following exhibits are filed as part of this report:

     *   3.1      Articles of Incorporation of SFC
     *   3.2      Bylaws of SFC
     *   4.1      Specimen Common Stock Certificate
         27.01    Financial Data Schedule

----------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-26081)

(b)      THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED
         JUNE 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SCRIPPS FINANCIAL CORPORATION


Date:  August 27, 1999                            By:      /s/ Ronald J. Carlson
       ---------------                                     ---------------------
                                                           Ronald J. Carlson
                                                           President