Form 10-Q
period 1999-09-30
SCRIPPS FINANCIAL CORP
filed 1999-11-15
CIK 1086370

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of 09/30/99 there were 6,895,700 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,                    December 31,
                                                                 1999                            1998
                                                            -------------                    ------------
ASSETS
Cash and amounts due from banks                                 $ 28,015,000                     $ 24,330,000
Federal funds sold                                                19,480,000                       42,790,000
                                                                ------------                     ------------

     Cash and cash equivalents                                    47,495,000                       67,120,000

Interest bearing due from banks                                    1,185,000                        4,352,000
Investment securities                                            143,749,000                      162,317,000
Loans and leases, net                                            381,596,000                      336,008,000
Premises and equipment, net                                        5,776,000                        4,985,000
Other assets and accrued interest receivable                      10,403,000                        7,848,000
                                                                ------------                     ------------

                                                               $ 590,204,000                    $ 582,630,000
                                                                ------------                     ------------
                                                                ------------                     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand, non-interest bearing                              $ 167,990,000                    $ 152,697,000
     Money market, NOW and savings accounts                      269,547,000                      290,113,000
     Time certificates:
         Under $100,000                                           35,376,000                       31,861,000
          $100,000 or greater                                     67,100,000                       56,303,000
                                                                ------------                     ------------

                    Total deposits                               540,013,000                      530,974,000
Guarantee of loan to ESOP Trust                                       50,000                           76,000
Other liabilities and accrued interest expense                     3,622,000                        7,825,000
                                                                ------------                     ------------

                    Total liabilities                            543,685,000                      538,875,000

Stockholders' equity:
Common stock, no par value; authorized
     20,000,000 shares; issued and outstanding
     6,896,000 shares at September 30, 1999 and
     6,797,000 shares at December 31, 1998                        34,641,000                       34,092,000
          Retained earnings                                       12,992,000                        8,896,000
          Guarantee of loan to ESOP Trust                            (50,000)                         (76,000)
          Accumulated other comprehensive income, net             (1,064,000)                         843,000
                                                                ------------                     ------------

                    Total stockholders' equity                    46,519,000                       43,755,000
                                                                ------------                     ------------
                                                               $ 590,204,000                    $ 582,630,000
                                                                ------------                     ------------
                                                                ------------                     ------------

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                Three months ended               Nine months ended
                                                                   September 30,                    September 30,
                                                              1999             1998            1999             1998
                                                          --------------   --------------  --------------  ---------------
INTEREST INCOME:
     Loans and leases, including fees earned                $ 9,409,000      $ 8,321,000    $ 26,520,000     $ 23,745,000
     Investment securities:
          Taxable                                             1,756,000        1,618,000       5,564,000        4,534,000
          Exempt from federal income tax                        244,000          229,000         703,000          689,000
          Dividends                                              22,000           16,000          59,000           48,000
     Federal funds sold                                         306,000          619,000         896,000        1,297,000
     Balances due from Banks                                     20,000           94,000         112,000          268,000
                                                            -----------      -----------    ------------     ------------

Total interest income                                        11,757,000       10,897,000      33,854,000       30,581,000
Interest expense on deposits                                 (3,296,000)      (3,531,000)     (9,620,000)      (9,767,000)
                                                            -----------      -----------    ------------     ------------

Net interest income                                           8,461,000        7,366,000      24,234,000       20,814,000

Provision for possible loan losses                             (750,000)        (520,000)     (2,910,000)      (1,445,000)
                                                            -----------      -----------    ------------     ------------

Net interest income after provision for
     possible loan losses                                     7,711,000        6,846,000      21,324,000       19,369,000

Non-interest income                                           1,417,000        1,494,000       4,219,000        4,775,000
Non-interest expense                                         (6,552,000)      (5,861,000)    (18,051,000)     (16,921,000)
                                                            -----------      -----------    ------------     ------------

Income before provision for income taxes                      2,576,000        2,479,000       7,492,000        7,223,000

Provision for income taxes                                   (1,030,000)      (1,006,000)     (2,982,000)      (2,888,000)
                                                            -----------      -----------    ------------     ------------

Net income                                                  $ 1,546,000      $ 1,473,000     $ 4,510,000      $ 4,335,000
                                                            -----------      -----------    ------------     ------------
                                                            -----------      -----------    ------------     ------------

Basic net income per share                                       $ 0.22           $ 0.22          $ 0.66           $ 0.64
                                                            -----------      -----------    ------------     ------------
                                                            -----------      -----------    ------------     ------------

Diluted net income per share                                     $ 0.22           $ 0.21          $ 0.65           $ 0.62
                                                            -----------      -----------    ------------     ------------
                                                            -----------      -----------    ------------     ------------

             The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three months ended
                                                        September 30,
                                          1999                                   1998
                                      -----------------------------------------------------
NET INCOME                              $ 1,546,000                            $ 1,473,000

Unrealized holding loss
on available-for-sale securities           (140,000)                               572,000
                                        -----------                            -----------

Total comprehensive income              $ 1,406,000                            $ 2,045,000
                                        -----------                            -----------
                                        -----------                            -----------


                                                      Nine months ended
                                                         September 30,
                                          1999                                   1998
                                      -----------------------------------------------------
Net Income                              $ 4,510,000                            $ 4,335,000

Unrealized holding loss
on available-for-sale securities         (1,907,000)                               468,000
                                        -----------                            -----------

Total comprehensive income              $ 2,603,000                            $ 4,803,000
                                        -----------                            -----------
                                        -----------                            -----------

             The accompanying notes are an integral part of these
                  consolidated condensed financial statements

               SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                             1999             1998
                                                                                             ----             ----
Cash flows from operating activities:
  Net income                                                                             $  4,510,000     $  4,335,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                         1,274,000        1,124,000
      Provision for possible loan losses                                                    2,160,000        1,445,000
      Amortization of loan discounts and fees and
        investment securities premiums and discounts                                         (461,000)        (275,000)
      Gain on sale of real estate owned                                                             -          (10,000)
  Increase in other assets and accrued interest receivable                                 (1,009,000)        (552,000)
  Increase (decrease) in other liabilities and accrued
    interest expense                                                                       (4,202,000)         253,000
                                                                                         ------------     ------------
      Net cash provided (used) by operating activities                                      2,272,000        6,320,000
                                                                                         ------------     ------------
Cash flows from investing activities:
  Proceeds from maturities and principal payments of investment securities                104,735,000       48,557,000
  Proceeds from sale of furniture, fixtures & equip                                                 -          155,000
  Proceeds from sale (transfer to) real estate owned                                         (252,000)         438,000
  Maturities (purchases) of investment certificates of deposit                              3,167,000           98,000
  Purchases of investment securities                                                      (89,695,000)     (74,518,000)
  Net funding of loans                                                                    (46,960,000)     (40,545,000)
  Purchases of premises and equipment, net                                                 (2,065,000)      (1,377,000)
                                                                                         ------------     ------------
      Net cash used in investing activities                                               (31,070,000)     (67,192,000)
                                                                                         ------------     ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
      NOW accounts and savings accounts                                                    (5,273,000)      75,534,000
  Net increase in certificates of deposit                                                  14,312,000        5,072,000
  Proceeds from exercise of stock options                                                     548,000          277,000
  Dividends paid                                                                             (414,000)        (369,000)
                                                                                         ------------     ------------
      Net cash provided by financing activities                                             9,173,000       80,514,000
                                                                                         ------------     ------------

Net increase (decrease) in cash and cash equivalents                                      (19,625,000)      19,642,000
                                                                                         ------------     ------------
                                                                                         ------------     ------------

Cash and cash equivalents at beginning of year                                             67,120,000       44,499,000
                                                                                         ------------     ------------
                                                                                         ------------     ------------

Cash and cash equivalents at end of quarter                                              $ 47,495,000     $ 64,141,000
                                                                                         ------------     ------------
                                                                                         ------------     ------------

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and nine months ended September 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

Scripps Financial Corporation, a California corporation ("SFC"), was formed on May 14, 1999 as a federally regulated bank holding company. Scripps Bank, a California banking corporation ("Scripps"), is a federally insured bank. Scripps merged with and into a subsidiary of SFC on July 1, 1999. As a result of the merger, each shareholder of Scripps received a number of shares of SFC equal to that number of shares such shareholder held in Scripps. SFC currently holds all of the outstanding stock of Scripps. As SFC is newly formed, the following discussion will compare financial results of SFC for the three and nine month periods ended September 30, 1999 to the financial results of Scripps for the three and nine month periods ended September 30, 1998. Effective with the close of business August 31, 1998 Scripps acquired Pacific Commerce Bank ("PCB"). All prior period results include the combined financial results of both entities. The following discussion and analysis should be read in conjunction with Scripps' December 31, 1998 audited financial statements provided in SFC's registration statement on Form 10, as amended, including notes thereto.

FINANCIAL CONDITION

Total assets of SFC increased $7.6 million or 1.3% to $590.2 million at September 30, 1999, from $582.6 million at December 31, 1998. Gross loans increased $46.6 million or 13.7% to $387.3 million from $340.7 million at the end of 1998. Within the loan portfolio, real estate loans increased $38.4 million to $170.0 million and commercial loans increased $2.1 million to $158.3 million at September 30, 1999. Total consumer loans increased by $4.6 million to $52.9 million. There was a slight change in the loan portfolio mix of which real estate and commercial loans comprised 44% and 41%, respectively, at the end of September 1999, a change from 39% and 46%, respectively, at year end 1998. Consumer loans were unchanged at 14% at the end of both periods. The loan growth, noted above, has caused Federal funds sold to decline by $23.3 million to $19.5 million at the end of the third quarter 1999, compared to December 31, 1998. Nonperforming assets of $3.7 million or
 .63% of total assets at September 30, 1999 compares to $1.4 million or .23% of total assets for December 31, 1998.

Total deposits at September 30, 1999 increased $9.0 million to $540.0 million or 1.7% from $531.0 million at December 31, 1998. Non-interest bearing accounts increased $15.3 million or 10.0% to $168.0 million from $152.7 million at December 31, 1998. In the interest-bearing deposit categories, NOW accounts increased $2.6 million to $40.4 million, savings and money market accounts decreased $23.2 million to $229.1 million, while net time deposits increased $14.3 million to $102.5 million. Total stockholders' equity at September 30, 1999 was $46.5 million compared to $43.8 million at December 31, 1998, an increase of $2.7 million or 6.3% due to earnings of $4.5 million, offset by dividends of $414,000 and an increase in the unrealized loss on securities available for sale of $1.9 million. SFC's Tier I leverage capital ratios were 8.12% and 7.63%, at September 30, 1999 and December 31, 1998, respectively. (See CAPITAL RESOURCES.)

RESULTS OF OPERATIONS

                                     SUMMARY

Net earnings were $4.5 million ($.66 per share basic; $.65 per share diluted) for the nine months ended September 30, 1999, compared with $4.3 million ($.64 per share basic; $.62 per share diluted) for the same period in 1998. This represents an increase of $175,000 or 4.0%. SFC improved performance between 1999 and 1998 resulted primarily from an increase in average interest-earning assets, primarily in loans and investment securities. The provision for loan and lease losses increased $1.5 million or 101.4% to $2.9 million for the nine months ended September 30, 1999 from $1.4 million for the nine months ended September 30, 1998. Non-interest income decreased $538,000, while non-interest expense increased $1.2 million for the nine months ended September 30, 1999 over the same period in 1998. The provision for income taxes increased $94,000 to $3.0 million from $2.9 million due to an increase in pre-tax earnings of $269,000. The annualized return on average assets and average stockholders' equity decreased during the first nine months of 1999 to 1.05% and 13.21%, respectively, from 1.18% and 14.40%, respectively for the same 1998 period. (See RESULTS OF OPERATIONS -- NET INTEREST INCOME, RESULTS OF OPERATIONS --NON-INTEREST INCOME AND EXPENSE and RESULTS OF OPERATIONS - PROVISION FOR POSSIBLE LOAN LOSSES.) For the quarter ended September 30, 1999, SFC reported net income of $1.5 million, $73,000 more than the third quarter of 1998. The provision for income taxes increased $24,000 to $1.0 million for the third quarter of 1999. The annualized return on average assets and average stockholders' equity for the quarter ended September 30, 1999 decreased to 1.05% and 13.35%, respectively, from 1.11% and 14.02%, respectively, for the third quarter of 1998. Basic and diluted earnings per share for the third quarters were each $.22 in 1999, compared to $.22 and $.21, respectively, in 1998.

                               NET INTEREST INCOME

Net interest income, which constitutes one of the principal sources of income for SFC, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The net yield on total interest-earning assets, also referred to as interest rate margin or net interest margin, represents net interest income divided by average interest-earning assets. SFC's principal interest-earning assets are loans, investment securities and Federal funds sold, while its principal interest-bearing liabilities are interest-bearing demand accounts, savings deposits and time deposits.

Net interest income was $24.2 million for nine months ended September 30, 1999, an increase of $3.4 million or 16.5% compared with net interest income of $20.8 million for the same period in 1998. SFC average interest-earning assets increased to $534.7 million for the nine months ended September 30, 1999 from $454.7 million for the same period in 1998, representing an increase of $80.0 million, primarily in loans and investment securities. Average interest-bearing deposits increased to $365.5 million for the nine months ended September 30, 1999 from $316.0 million in the same period for 1998, representing an increase of $49.4 million, and average non-interest-bearing demand deposits increased $29.3 million or 22.3%. The net interest margin of 6.06% for September 30, 1999 reflects a decrease of 6 basis points from 6.12% for the same period in 1998. This decrease in net interest margin resulted primarily from both the decrease in the prime rate from an average of 8.50% in the first nine months of 1998 to 7.87% in the first nine months of 1999 (since a majority of Scripps' loans are tied to the prime rate, a decrease in the rate immediately affects net interest income), and continued competitive pressure in pricing loans, partially offset by declining rates on interest bearing deposits.

Net interest income for the third quarter of 1999 increased $1.1 million or 15.0% from $7.4 million, for the third quarter of 1998. Interest income for the third quarter for loans increased by $1.1 million or 13.2% from $8.3 million in 1998. Average loans in the third quarter 1999 were $380.8 million, an increase of $62.0 million or 19.5% compared to $318.7 million for 1998. Yields for the third quarter 1999 were 9.19%, significantly lower than the 1998 yield of 9.78%, due primarily to the change in the average prime rate from 8.50% in 1998 to 8.10% in 1999. The increase in prime to 8.00% in early July 1999 and to 8.25% in late August 1999 should improve loan yields in the fourth quarter of 1999. Interest income from investment securities increased $159,000 or 8.5% in third quarter 1999 compared to 1998. Interest income from Federal funds sold for the third quarter 1999 decreased $313,000 or 102%, due to a volume decrease in Federal funds sold, as a result of an increase in average loans in the third quarter. Interest expense for the third quarter 1999 was $3.3 million, a decrease of $235,000 or 6.7% compared to 1998, due to lower overall rates on interest bearing accounts, partially offset by the fact that average interest bearing deposits increased by $26.9 million or 7.9% in the third quarter 1999 from $339.1 million in 1998. With market interest rates rising during the third quarter of 1999, management expects interest expense yields to increase for the balance of 1999. Net interest margin was 6.12% and 5.93% for the three months ended September 30, 1999 and 1998, respectively.

                               NON-INTEREST INCOME

Non-interest income was $4.2 million for the nine months ended September 30, 1999, a decrease of $538,000 or 11.3% compared with non-interest income of $4.8 million for the same period in 1998. The primary reasons for the decreases in non-interest income over the period presented are: (1) in 1998, PCB, prior to the merger with Scripps, sold its merchant Mastercard/Visa program and certain SBA loans; (2) in May 1998, Scripps outsourced its merchant Mastercard/Visa program which reduced the gross income recognized for the program, (the expenses associated with the old program were reflected in the non-interest expense category); and (3) deposit service charge income declined due primarily to the collection of fewer non-sufficient fund ("NSF") charges. Fewer NSF charges collected was as a result of the former PCB branches adopting Scripps's more conservative policy regarding collection of NSF fees and an overall effort in all offices to maintain fewer accounts with habitual NSF activity. Third quarter non-interest income decreased $57,000 or 3.9% in 1999 compared to 1998 due to items (2) and (3) as described above.

                              NON-INTEREST EXPENSE

Non-interest expense was $18.1 million for the nine months ended September 30, 1999, an increase of $1.2 million or 6.8% compared with non-interest expense of $16.9 million for the same period in 1998. Personnel expense was $10.4 million for 1999, an increase of $1.5 million or 16.6% compared with personnel expense of $8.9 million for 1998. Occupancy expense was $3.2 million for the nine months ended September 30, 1999, an increase of $207,000 or 6.8% compared with occupancy expense of $3.0 million for the same period in 1998. The aggregate increases over the period principally reflect the additional costs associated with an increase in staff due to growth in loans and deposits, additional rent and moving costs associated with moving the La Jolla office from Ivanhoe Ave. to Girard Ave., and in the second quarter, the start up of additional lines of business such as Investment Services and Property Management Banking.

Data processing expense was $158,000 for the nine months ended September 30, 1999, a decrease of $440,000 or 73.6% compared with data processing expense of $598,000 for the same period in 1998. The decrease in data processing expense over the period resulted principally from converting the acquired PCB offices over to the in-house data processing system of Scripps in November 1998; and in part by enhanced technical functionality from equipment acquired in 1998.

Other expense was $4.3 million for the nine months ended September 30, 1999, a decrease of $96,000 or 2.2% compared with other expense of $4.4 million for the same period in 1998. The decrease in other expense resulted primarily from the fact that 1998 included legal and professional fees associated with the PCB merger and the outsourcing of Scripps merchant Mastercard/Visa program, which were partially offset by increased other expense related to deposit account customer services expense. Third quarter non-interest expense increased $691,000 or 11.8% in 1999 compared to 1998. This increase is attributable to the start-up of the bank holding company (SFC), for which there was $121,000 in expenses incurred, as well as to the reasons noted in the first paragraph of this section.

                       PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $2.9 million for the nine months ended September 30, 1999, compared to $1.4 million for the same period in 1998, an increase of $1.5 million or 101.4%. The provision amount reflects management's judgment of the adequacy of the reserve for loan losses and is determined by the periodic review and assessment of the overall risk in the loan portfolio, the Bank's loan loss experience, and the current and expected economic conditions. The increase in provision for possible loan losses for the period in 1999 was primarily to replenish the allowance for loan losses, due to $2.0 million in net loan charge-offs for the nine months ended September 30,

1999. The $2.0 million is comprised of one loan for $1.9 million and several small loans of less than $50,000 each. The allowance for loan losses was $5.7 million and $4.7 million for September 30, 1999 and 1998, respectively. As a percent of gross loans, it was 1.47% and 1.44%, respectively, for September 30, 1999 and 1998. Management expects the allowance for possible loan losses to range between 1.40% and 1.50% of gross loans for the remainder of 1999.

The provision for possible loan losses for the three months ended September 30, 1999 was $750,000 compared to $520,000 for the third quarter of 1998. The provision for possible loan losses during the third quarter of 1999 reflected an increased provision of $230,000 or 44.2%; as noted in the preceding paragraph, this increase was to replenish the allowance for loan losses.

                                    LIQUIDITY

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short term as well as long term requirements. Liquid resources are monitored on a daily basis to assure maximum availability. Liquidity requirements are managed by maintaining an adequate level of readily marketable assets (primarily Federal funds and available for sale investment securities) and access to short term funding sources. Currently, Scripps has a line of credit of $20.0 million from a non-affiliated financial institution, which enables it to borrow Federal funds on an unsecured basis. Scripps also has a secured discount window borrowing facility with the Federal Reserve Bank of $53 million and a secured borrowing facility with the Federal Home Loan Bank of approximately $25 million. The increase in borrowing facilities of $70 million over the second quarter was a result of management's decision to provide increased liquidity to cover potential customer Y2K liquidity needs. At September 30, 1999, Scripps had no amounts outstanding in connection with any of its borrowing facilities.

Management uses several tools and processes to monitor liquid resources: semi-monthly liquidity projection reports, liquidity and volatile deposit dependency ratios, deposit product trends, weekly deposit rate management, and daily large balance fluctuation reports, among others. Management uses a bank liquidity ratio, defined as the sum of unpledged marketable securities, Federal funds sold, and cash and balances due from banks divided by total deposits, as a measurement tool indicating the volume of liquid resources. This ratio will increase or decrease in response to general economic conditions, loan demand, the phases of the interest rate cycle, and deposit growth or contraction, among other things. The ratio was approximately 35% at September 30, 1999, and 42% at December 31, 1998. SFC management strives to maintain liquidity levels between 20% and 35%. Additionally, SFC closely monitors its loan-to-deposit ratio. This ratio (calculated as gross loans divided by total deposits) was 71.7% at September 30, 1999, an increase from 64.2% at December 31, 1998, primarily as a result of loan growth. Management anticipated this ratio increase in 1999 due to increased loan demand from the expanding local economy; however, there can be no assurances that the economy will continue to expand or that loans will outpace deposit growth.

SFC's ratio of core deposits (defined as customers' deposits less time certificates of deposit of $100,000 or more) to total deposits was 87.6% for September 30, 1999 and 88.8% for December 31, 1998. A significant portion of SFC's core deposits is concentrated in the Scripps Money Fund, a higher interest-bearing demand deposit product that comprised $165.9 million or 30.7% of total deposits at September 30, 1999. This represents a decrease of $28.8 million or 14.8% from the balance of $194.7 million or 36.7% of deposits at December 31, 1998. Management believes this decrease is cyclical, due primarily to a build up of balances at year end versus deposit outflow in September to cover IRS tax payments. Another significant portion of SFC's core deposits is non-interest bearing demand deposits. These deposits increased to $168.0 million or 31.1% of total deposits at September 30, 1999 from $152.7 million or 28.8% at December 31, 1998. Management attempts to actively monitor its liquidity position and deposit composition; however, there can be no assurance that SFC's overall liquidity position and deposit base will continue to be satisfactory in the future.

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

                                                  CAPITAL RATIOS

                                                              WELL              MINIMUM
CAPITAL RATIOS(1):         SEPTEMBER 30,    DECEMBER 31,      CAPITALIZED       CAPITAL
                           1999             1998              RATIOS            RATIOS
                           -------------    ------------      -----------       -------
Leverage (2)                8.12%            7.63%            5.0%              4.0%

Tier 1 risk-based          10.26%           10.19%            6.0%              4.0%

Total risk-based           11.50%           11.32%            10.0              8.0%

-----------------------------------------

(1) Computed in accordance with 1992 Federal guidelines, which were initially effective January 1, 1990.

(2) Leverage ratio is defined as the ratio of Tier 1 capital to the most recent quarterly average asset total.

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

All mission critical systems have been tested and certified Y2K compliant. Very little renovation has been required. Early on, Scripps recognized that our voice response unit was not compliant. It has been replaced with a Year 2000 compliant version. Network servers were upgraded or replaced in the first quarter of 1999. Another product, BankLink, a business cash management system, is not compliant and was retired, effective September 30, 1999. Customers using that product were offered the choice of existing, compliant products offered by Scripps Bank. All non-compliant PCs (approximately 50) have been upgraded or replaced. The telephone system was upgraded in the third quarter to ensure that voice mail will be Y2K compliant. Any new software and hardware will be certified Year 2000 ready and tested by Scripps prior to implementation. New software purchases are expected to be insignificant. New releases of existing software will be tested before being brought on line. Contingency plans have been developed to contend with a wide array of situations from a single process failure, to a power outage at a regional office, to a liquidity crisis due to substantial customer withdrawals. To fulfill the FDIC requirement of an independent audit review of Y2K contingency plans, the Bank's internal auditor, who is not a member of the Y2K task force, reviewed the plans to ensure that all critical functions were covered and that the plans adequately covered the potential problem. All contingency plans were tested in early September, necessary revisions made and all re-testing completed by the end of September 1999. In late November and early December, walk-throughs will be performed again to verify that the then current staff is trained. As a final readiness check, on January 1, 2000 all departments will be checked to determine if each software application is operational at each site. The results of this readiness check will be reported to executive management that day.

Scripps has identified fifty-six critical vendors. Vendors have been contacted to ascertain their level of readiness and those identified as critical to the day-to-day operation of the Bank are monitored. Early in the process, critical vendors were assigned a probability of failure factor of low, medium or high. Those vendors that are currently not certified to be compliant had all been assigned a risk factor of "low". Of the fifty-six vendors identified, all fifty-six have certified that they are compliant. The monitoring process includes verification by phone, letter and web-site. A tracking report is maintained and reviewed by the task force. Vendor status will be monitored monthly through year-end. Vendors that provided products to the Bank have been tested. Those that provide services, such as the phone company, the gas and electric company, and the US Postal Service are not testable.

The Bank has taken proactive measures to work together with our customers to ensure their own Year 2000 readiness and has a program in place for risk analysis and monitoring of significant borrowers and depositors. To date, significant borrowers have been assessed and none have been identified as having a significant Y2K risk that would materially impact the operations of the Bank. Scripps has included Y2K risk ratings as part of the loan application and credit review process since the first quarter of 1999. While Y2K compliance is not being required on an absolute basis, it is considered in each lending decision and is an integral part of the risk rating used to determine credit worthiness. Based on interviews with customers and on account officer knowledge, a Y2K risk assessment was completed for all existing borrowers with balances of $250,000 or more. This is an ongoing process as borrowers continue to meet the criteria. The assessment of large depositors continues. Through a questionnaire or personal interview, the Bank is evaluating these customers' level of comfort with the banking industry and with Scripps. Also, all depositors were sent a survey to capture their Y2K perceptions and intentions. A statistically valid response was received and was used to assist Scripps in writing the Y2K liquidity contingency plan. The survey was sent again in early October 1999 to monitor any change in customers' perceptions or intentions. Results from that survey will be tabulated by late November. Based on interviews and survey results to date, Scripps' customers appear satisfied with the Bank's Y2K readiness.

The related costs of Y2K, which are expensed as incurred or capitalized, if appropriate, are primarily included in professional services, equipment repairs or depreciation and salary expense. Y2K expenses incurred through the end of 1998 amounted to approximately $126,000 and the remaining costs of the project are estimated to be $600,000. Scripps holds directors' and officers' liability and product liability policies, none of which include exclusions for Y2K claims; however, there can be no assurances that any Y2K claims will be covered by insurance or that the insurance coverage will be adequate. Scripps does not believe that the costs associated with the Y2K issue will have a material effect on the results of its operations; nonetheless, since the outcome of the century date change is unknown, there can be no assurances that the Bank will not be materially affected, particularly by events that are not within the Bank's control.

FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forwarded-looking words such as "may", "will", "expect'" "anticipate," "believe," "estimate," "project" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations; however, there may be events in the future that we are not able to predict accurately or over which we have no control. Our actual results may differ materially from the expectations we describe in forward-looking statements. Factors that could cause actual results to differ materially from those we describe include, but are not limited to, local economic conditions in Southern California and particularly in San Diego, the ability to manage growth of SFC and Scripps, business conditions, interest rate fluctuation, competition, a decline in real estate prices, new product development, federal and state regulation and Year 2000 issues. Forward-looking statements should be read in light of these factors. Potential risks and uncertainties include, but are not limited to, those listed below under "Quantitative and Qualitative Disclosures about Market Risk" as well as other risks and uncertainties detailed in our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 13, 1999.

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

                    INTEREST-SENSITIVE FINANCIAL INSTRUMENTS
                             (Dollars in thousands)

                  Expected Maturity Date as of September 30, 1999

                                    AFTER 1 YEAR   AFTER 2 YEARS  AFTER 3 YEARS  AFTER 4 YEARS
                          WITHIN     BUT WITHIN      BUT WITHIN    BUT WITHIN     BUT WITHIN
                          ONE YEAR   TWO YEARS       THREE YEARS   FOUR YEARS     FIVE YEARS   THEREAFTER    TOTAL     FAIR VALUE
                          -------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Loans:
   Variable rate          $152,686    $26,787         $10,883       $24,605      $17,584      $32,210     $264,755    $264,755
   Average interest rate     9.52%      9.27%           9.53%         9.30%       10.39%        9.52%        9.53%

   Fixed rate              19,269      16,438          17,201        30,078       12,446       27,107      122,539     122,133
   Average interest rate    8.84%       8.61%           9.08%         8.91%        8.58%        8.72%        8.81%

Investment securities:
   CMO's                    7,073       8,119           7,043         3,873        2,993        4,507       33,608      33,280
   Average interest rate    6.03%       6.06%           5.98%         6.10%        6.12%        6.16%        6.04%

   MBS                      5,570       4,917           4,283         3,690        3,198       13,748       35,407      34,783
   Average interest rate    7.07%       7.06%           7.05%         6.92%        7.15%        6.89%        7.03%

   SBA's                                  167                         2,741                     3,418        6,326       6,299
   Average interest rate                9.23%                         5.63%                     5.71%        5.77%

   U.S. Treasury and
      Agency                7,996      14,800          18,388         7,108                                 48,292      47,667
   Average interest rate    6.47%       6.34%           6.35%         5.85%                                  6.29%

   States and political
      subdivisions                                         38         1,669        7,425        9,551       18,683      18,641
   Average interest rate                                8.10%         5.58%        5.22%        5.26%        5.28%

   Equity                               1,461                                                   1,769        3,230       3,079
   Average interest rate                4.27%                                                   5.12%        4.76%

Interest bearing due from
  banks                     1,185                                                                            1,185       1,185
   Average interest rate    5.89%                                                                            5.89%

Federal funds sold         19,480                                                                           19,480      19,480
   Average interest rate    5.09%                                                                            5.09%

FINANCIAL LIABILITIES:

Interest bearing deposits:
   Non-maturing deposits  268,887                                                                          268,887     268,887
   Average interest rate    3.33%                                                                            3.33%

   Time deposits          100,078       2,947              84            27                                103,136     103,105
   Average interest rate    4.66%       4.78%           4.54%         5.25%                                  4.66%

Guarantee of loan to
  ESOP Trust                  $38         $10              $3                                                  $50         $50
   Average interest rate    7.75%       7.75%           7.75%                                                7.75%


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

(b) THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCRIPPS FINANCIAL CORPORATION


Date:  November 12, 1999                   By: /s/ Ronald J. Carlson
       -----------------                       ---------------------
                                               Ronald J. Carlson
                                               President