Form 10-K
period 1999-12-31
SCRIPPS FINANCIAL CORP
filed 2000-03-31
CIK 1086370

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to           .
                                            --------    ----------

                         Commission file number 0-26081

                          SCRIPPS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 33-0855985
             ----------                                 ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  5787 Chesapeake Court, San Diego, CALIFORNIA             92123
  --------------------------------------------             -----
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (858) 456-2265

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of Each Class                    Name of Each Exchange on Which
         To be so Registered                    Each Class is to be Registered
         -------------------                    ------------------------------
               NONE                                       NOT APPLICABLE

Securities to be registered pursuant to Section 12(g) of the Act:

          COMMON STOCK, NO PAR VALUE

               (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 48,250,000.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes

The number of shares of Common Stock of the registrant outstanding as of February 29, 2000, was 6,913,139.

The following report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations; however, there may be events in the future that we are not able to predict accurately or over which we have no control. Our actual results may differ materially from the expectations we describe in forward-looking statements. Factors that could cause actual results to differ materially from those we describe include, but are not limited to, local economic conditions in Southern California and particularly in San Diego, the ability to manage growth of Scripps Financial Corporation ("SFC") and Scripps Bank ("Scripps"), business conditions and interest rate fluctuation, competition, a decline in real estate prices, new product development, federal and state regulation. Forward-looking statements below should be read in light of these factors.

                                     PART I

ITEM 1. BUSINESS

GENERAL

SCRIPPS FINANCIAL CORPORATION. SFC is a California corporation, which was formed in the spring of 1999 as a federally regulated bank holding company. SFC acquired the stock of Scripps on June 30, 1999 in a transaction in which all of the shareholders of Scripps became shareholders of SFC. At this time Scripps became a wholly owned subsidiary of SFC. The transaction was accounted for by SFC at historical cost in a manner comparable to a pooling-of-interests. As a result of this accounting treatment, periods presented in the financial statements of SFC from before its incorporation include data for Scripps. Prior to the merger SFC had no operations and held no assets other than the stock in the subsidiary used to effect the merger. In the merger each shareholder of Scripps received a number of shares of SFC equal to the number of shares such shareholder held in Scripps immediately prior to the merger. They therefore received the same percentage interest in SFC as they held in Scripps immediately prior to the merger. Currently, SFC holds all of the stock of Scripps. Information regarding Scripps is set forth below to provide a better understanding of the primary asset of SFC, which is its ownership of Scripps.

SCRIPPS BANK. Scripps, a California banking corporation, is a federally insured bank with its headquarters in Kearny Mesa and main office in La Jolla and additional full-service offices in downtown San Diego, El Cajon, Escondido, Kearny Mesa, Encinitas, Point Loma and Chula Vista. Scripps commenced operations on January 16, 1984. Scripps is licensed and regulated by the California Department of Financial Institutions ("DFI"), and its deposits are insured up to the maximum legal limits by the FDIC.

OPERATIONS OF SFC

Management of SFC includes two officers.  SFC has six directors.

SFC is committed to enhancing shareholder value by building a solid future for its customers, employees and the communities it serves. It was formed as a holding company for Scripps to provide regulatory flexibility, because bank holding companies have certain business opportunities not available to state-regulated banks.

BANKING SERVICES

Scripps targets businesses, professionals and individuals interested in personalized relationship-oriented financial services in its geographical markets of San Diego County currently comprising La Jolla, downtown San Diego, El Cajon, Escondido, Kearny Mesa, Encinitas, Point Loma and Chula Vista. The bank offers a broad range of banking products and services including but not limited to:

     - Business loans and lines of credit - includes secured and unsecured loans to finance working capital, inventory and accounts receivable, and term loans for the purchase of equipment.

     - Consumer loans and lines of credit - includes equity lines of credit, home improvement loans, car loans and loans for investment purposes.

     - Real estate construction loans - includes construction loans for single family dwellings and small to medium size commercial and multi-family buildings.

     - Real estate mortgage loans - includes intermediate and long term mortgage loans for commercial and residential property.

     - Corporate lending - specializes in loans to larger companies and in mortgage financing.

     - SBA guaranteed lending - Scripps is designated as a Preferred lender by the Small Business Administration (SBA) and offers commercial and real estate SBA loans.

     -    Equipment leasing

     - Residential lending brokerage services - specializes in brokerage services for single family residences, condos and two to four unit dwellings.

     - International department services - provides collection services, letters of credit and foreign exchange services.

     - Cash management services for businesses - provides collection services, letters of credit and foreign exchange services.

     -    Credit and debit cards through affiliated institutions

     - Customized depository services, including demand, savings, money market, money fund, certificates of deposit, US Savings Bonds and individual retirement accounts

     - On-line home banking with bill pay service - individuals have access to their account information through their PC, along with the bill payment option.

     - Automated teller machines - Scripps has ATMs at each branch and belongs to several networks that allow customers to obtain cash throughout the world.

     - 24 hour telephone banking - the "Any Time Line" provides access to account balance and transaction information and allows funds transfer.

     - Customer courier services - business customers have the option of courier services to bring deposits to Scripps.

     -    Safe deposit boxes

     - Property management banking is specifically designed to meet the unique banking needs of property management companies and individual Homeowners Association by offering a variety of services to include Remittance Processing and specialized Depository and Loan services.

Scripps holds no patents, registered trademarks, licenses (other than licenses obtained from regulatory agencies), franchises or concessions. Scripps has not spent material amounts on research and development of new products or services or improvements to existing products or services.

LENDING SERVICES

COMMERCIAL

Loans in this category include loans to small and middle market businesses, individuals and professionals located primarily in Scripps' market areas. Scripps provides secured and unsecured loans and lines of credit for the operation and expansion needs of businesses, including working capital lines of credit inventory and accounts receivable financing and equipment financing. Scripps typically looks to the cash flow generated by a borrower as the principal source of repayment. Scripps may also take personal property and/or a first or second deed of trust on real estate as an additional form of collateral. This category of loans represents our most risky loans. While the majority of these loans are collateralized by business assets, in a troubled debt situation, which can arise from a variety of factors, the risk of significantly diminished collateral value is high. To mitigate such risks, management has established a process to segment the portfolio by industry type in order to evaluate concentration risk. Also, in 1999 Scripps started a credit department to provide consistent credit analysis, central review of loan covenants and collateral tracking.

REAL ESTATE

Scripps makes intermediate and long-term real estate loans to homeowners and other borrowers who have a defined repayment source. These loans generally carry terms of three to thirty years with amortization schedules of up to 30 years. This category also includes interim construction loans for single family dwellings, and small or medium size commercial and multi-family buildings and lots to be developed. Scripps also makes longer-term real estate loans on commercial properties in conjunction with the SBA guaranteed lending program. The SBA guarantees second trust deed secured debentures, which are junior liens to Scripps' loans, to enable business owners to acquire commercial facilities for their businesses.

CONSUMER

Consumer loans are primarily automobile secured loans, home improvement loans, and equity lines of credit, generally secured by second trust deeds on personal residences, loans secured by various personal property and unsecured lines of credit. Fixed rate consumer loans, which comprise approximately 33% of the consumer portfolio, are generally made as amortizing loans over terms in excess of one year. The variable rate portion of consumer loans are primarily equity lines of credit secured by lien positions on real property or unsecured revolving credit facilities to qualified individuals. This category is more risky than real estate loans, due in large part to industry-wide excessive availability of credit, an overall increase in the consumers' appetite for debt, and the relative ease by which consumers can discharge their obligations through bankruptcy.

LEASES

A major portion of Scripps' lease assets is comprised of leases for electronic equipment, such as computers and data processing equipment. The remaining balance of the lease portfolio includes leases on a variety of other equipment.

CREDIT REVIEW

All loans are rated by an objective risk rating system, which is applied on a regular basis. Any exceptions to underwriting standards are tracked in order to identify trends. The credit review process was outsourced in early 1999. This provides management and the Board of Directors with reports from an unbiased third party on the status of loans. The bank maintains a Special Asset Department, which actively monitors classified loans - those loans that have deteriorated to the degree that there is a potential for loss. The objective of this department is to identify the classified loans as soon as possible, to protect or enhance the Bank's position, and ultimately to return the loan to non-classified status or recognize it as a loss.

TRUST SERVICES AND INVESTMENT MANAGEMENT SERVICES

The Scripps Trust Department is committed to providing San Diego County with high quality personalized trust and investment management services. The Trust Department offers a full range of personal trust services to individuals, including the administration of:

     -    living trusts

     -    testamentary trusts

     -    custodial agencies

     -    investment agencies

     -    executorships

     -    conservatorships

All standard employee benefit trust services are available, including trust administration and asset management. The Trust Department also assists individuals who wish to establish an IRA rollover for qualified retirement plan distributions.

The Trust Department strives to attain a personalized approach to trust services by custom tailoring products and services to meet the customer's needs. The Trust Department utilizes an independent registered investment advisor to provide investment advice to the Trust Investment Committee in an attempt to provide individualized asset management programs for each trust account. The Trust Department also offers "no load" mutual funds for some accounts to achieve proper diversification of assets.

Scripps has offered the ability to buy and sell stocks, bonds, and mutual funds through the Scripps Trust Department since June 1999. These products are not FDIC insured.

COMMITMENTS AND CONTINGENT LIABILITIES

In the course of normal business, SFC enters into various types of transactions that include commitments to extend credit that are not reflected on its statements of financial condition. SCF's exposure to loss under commitments to extend credit is represented by the total amount of these commitments. See "Notes to Consolidated financial statements."

COMPETITION

The banking business in California generally, and in the San Diego market area specifically, is highly competitive with numerous competitors both making loans and accepting deposits. The trust and investment management services business in SFCs' market area is also highly competitive, with six major banks and various credit unions and savings and loans serving the area. SFC competes for loans, deposits and trust services with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions, brokerage firms and other financial institutions, including a number of institutions that have significantly greater financial resources than SFC. SFC also competes for business with unregulated lenders. There has been increased competition for deposit and loan business over the past several years as a result of deregulation, and with the advent of interstate banking, bank holding companies headquartered outside of California may also enter the California market in greater numbers and provide further competition for SFC. Many of the major commercial banks operating in SFC's market area offer some services which SFC does not offer directly but can provide through a correspondent bank or through a strategic alliance with a financial service provider. Additionally, banks with larger capitalization have larger lending limits and are thereby better able to serve the higher dollar needs of larger customers. SFC intends to compete with such banks through customer service orientation, active involvement of its board of directors, management and employees in community affairs, and commitment to the community. With nine branches, Scripps is the largest locally owned and managed bank in San Diego County. Scripps holds 2.65% of the deposit market share countywide.

The regulatory climate became more favorable to large competitors in the 1990s. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act has various provisions designed to facilitate the acquisition of banks and branching across state borders. It allows the FRB to approve a bank holding company's application to acquire control or substantial assets of a bank located outside the bank holding company's home state, regardless of whether the acquisition would be prohibited by state law. In addition, the Interstate Banking Act now permits a bank in one state to merge with another bank in a different state. On October 2, 1995, the California legislature adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "California Act"). The California Act expressly permits an out-of-state bank to acquire an entire California bank by acquiring an entity through a merger or purchase. Merely adding a branch or directly acquiring a branch in California continues to be prohibited to out-of-state banks. Out-of-state banks are permitted to affiliate with California institutions and may establish facilities in California (such as loan production offices) under conditions set forth in the California Act.

APPLICABLE REGULATIONS

Bank holding companies and financial institutions are extensively regulated under federal and state law. As a result, the growth and earnings of SFC can be affected by the regulations and policies of governmental regulatory authorities in addition to management decisions and general economic conditions. Several of the more significant regulations which apply to SFC and Scripps are discussed below. When information in this report describes statutory or regulatory provisions, it is qualified in its entirety to the statutes or regulations.

SFC is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result, SFC files annual, quarterly and other current reports with the SEC and is subject to securities regulations including rules regarding proxies. Directors, executive officers and principal shareholders of more than 10% of SFC's common stock are also subject to periodic reporting requirements. Both SFC and Scripps are subject to the Internal Revenue Service and state taxing authorities.

SFC is a bank holding company under the Bank Holding Company Act of 1956, as amended, so is required to file reports with the Federal Reserve Board. Prior to March 13, 2000, a bank holding company generally was prohibited from acquiring the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the FRB's prior approval. Also, prior to March 13, 2000, a bank holding company generally was limited to engaging in banking and activities that the FRB had determined to be closely related to banking. Under the Gramm-Leach-Bliley Act of 1999, beginning March 13, 2000 eligible bank holding companies may elect to become financial holding companies, and thereafter affiliate with securities firms and insurance companies and engage other activities that are financial in nature. A bank holding company is eligible to become a financial holding company if each of its subsidiary banks and savings associations is well capitalized, is well managed, and has a Community Reinvestment Act rating of satisfactory or better. SFC has not yet determined whether it will elect to become a financial holding company. Even if SFC were to elect to become a financial holding company, it would continue to be required to comply with other bank holding company regulations promulgated by the FRB.

The FRB has by regulation determined certain activities in which holding companies including SFC may or may not conduct business. As a holding company SFC is currently prohibited from such activities as real estate brokerage and syndication; real estate development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding.

As a California state-chartered bank, Scripps is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-charted bank would result in a revocation of the bank's charter. The DFI has many of the same remedial powers.

Scripps is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory premium and is subject to the rules and regulations of the FDIC. Although Scripps is not a member of the Federal Reserve System, it is subject to certain regulations of the FRB.

CAPITAL ADEQUACY GUIDELINES

The FRB and the FDIC have issued guidelines to implement risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain United States government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, of which at least four percent must consist of Tier 1 capital. Higher risk-based ratios are required for an insured depository institution to be considered well capitalized under the prompt corrective action provisions of the FDIC Improvement Act. See "Federal Deposit Insurance Corporation Improvement Act of 1991."

A banking organization's qualifying total capital consists of two components:
Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying percentage of cumulative perpetual preferred stock in an amount up to 25% of Tier 1 capital) and minority interest in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of banking organization's total regulatory capital must consist of Tier 1 capital.

Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid capital instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the Federal banking agencies.

The FRB and the FDIC also have adopted a minimum leverage ratio of Tier 1 capital to average total assets of three percent for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions. This leverage ratio is only a minimum. All other institutions are required to maintain leverage ratios of at least 100 to 200 basis points above the three percent minimum. Furthermore, higher leverage ratios are required for an insured depository institution to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act. As of December 31, 1999, SFC's Tier 1 risk-based capital and total risk-based capital ratios were 10.18% and 11.35%, respectively.

The risk-based capital standards of the federal banking agencies take into account concentrations of credit (relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). These regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy.

The federal banking agencies have also revised the risk-based capital regulations to include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent to a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.

The FRB also requires the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and Bank Holding Companies that have received the highest regulatory ratings must maintain Tier 1 leverage capital ratio of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 1999 SFC's and Scripps' Tier 1 leverage capital ratios were 7.5% and 7.4%, respectively, exceeding regulatory minimums. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources."

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

In December 1991, the FDIC Improvement Act was enacted into law. This legislation substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted by the FRB, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC (collectively, the "Federal banking agencies").

- IMPROVED EXAMINATIONS. All insured depository institutions must undergo a full-scope, on-site examination by their primary Federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal banking agency against each institution or affiliate as it deems necessary or appropriate.

- STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDIC Improvement Act, the Federal banking agencies have issued safety and soundness standards and guidelines on matters such as loan underwriting and documentation, asset quality and growth, earnings, internal controls, information and audit systems, interest rate risk exposure and compensation and other employee benefits. The Federal banking agencies have also issued final regulations prescribing uniform guidelines for real estate lending, which require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

- PROMPT CORRECTIVE REGULATORY ACTION. The FDIC Improvement Act requires each Federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

The law requires each Federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet one or more of the capital requirements), significantly undercapitalized (significantly below one or more capital requirements) and critically undercapitalized (failing to meet all capital requirements).

In September, 1992, the Federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

         - "Well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of six percent or greater and a leverage ratio of five percent or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

         - "Adequately capitalized" if it has a total risk-based capital ratio of eight percent or greater, a Tier 1 risk based capital ratio of four percent or greater and a leverage ratio of four percent or greater (or a leverage ratio of three percent or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

         - "Undercapitalized" if it has a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio that is less than four percent or a leverage ratio that is less than four percent; and

         - "Significantly undercapitalized" if it has a total risk-based capital ratio that is less than six percent, a Tier 1 risk-based capital ratio that is less than three percent or a leverage ratio that is less than three percent; and

         - "Critically capitalized" if it has a ratio of tangible equity to total assets that is equal to or less than two percent.

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate Federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to deal with such institution.

The law prohibits insured depository institutions from paying management fees to any controlling persons or; with certain limited exceptions, making capital distributions, including dividends, if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate Federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate Federal banking agency 45 days after becoming undercapitalized. The appropriate Federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to five percent of the depository institution's total assets at the time the institution became undercapitalized and (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institutions as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate Federal banking agency may impose on any undercapitalized depository institution any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce the total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

OTHER REQUIREMENTS OF THE FDIC IMPROVEMENT ACT

The FDIC Improvement Act also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass-through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state-chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate Federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any Federal savings association may acquire or be acquired by any insured depository institution.

The FDIC has also issued final regulations which prohibit, subject to certain specified exceptions, insured state-chartered banks from engaging as principal in any activity not permitted of a national bank, without FDIC approval. The regulations also provide that, subject to certain specified exceptions, subsidiaries of insured state-charted banks may not engage as principal in any activity that is not permitted of a subsidiary of a national bank, without FDIC approval.

The impact of the FDIC Improvement Act on Scripps is uncertain. Certain provisions may affect the way in which Scripps conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system and the limitations on pass-through insurance may affect its results of operations. Furthermore, the actual and potential restrictions and sanctions that apply to or may be imposed on undercapitalized institutions under the prompt corrective action and other provisions of the FDIC Improvement Act may significantly affect the operations and liquidity of Scripps, the value of SFC Common Stock and its ability to raise funds in the financial markets.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

The Community Reinvestment Act ("CRA") requires banks, as well as other lenders, to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. The CRA also requires the FDIC to assess the performance of a bank in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

Scripps is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the Federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that Federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." The FDIC conducts examinations of a bank's CRA performance, among other matters, approximately every two years. Based on a CRA and consumer compliance examination conducted during November 1999, Scripps was rated "satisfactory." There can be no assurance that Scripps will retain this rating.

FEDERAL RESERVE SYSTEM

The FRB requires banks to maintain noninterest-earning reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing checks) and non-personal time deposits.

As a creditor and a financial institution, Scripps is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (inter bank liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors on loans secured by real property and as owners of real property, financial institutions, including Scripps, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property.

Other state and federal statutes and regulations apply to many aspects of the operations of SFC and Scripps, including requirements to maintain reserves against deposits and meet capital requirements, and regulation of interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on SFC and Scripps are impossible to predict.

EMPLOYEES

As of December 31, 1999, Scripps had a full time equivalent staff of 275 persons on a full-time and part-time basis. SFC had no employees.

ITEM 2. PROPERTIES.

SFC and Scripps together have 14 locations, nine of which are branch offices of Scripps. Another location, in Carmel Valley, will open in Fall 2000. In February 2000 SFC relocated its SFC and Scripps corporate headquarters to 5787 Chesapeake Court, San Diego, California, 92123, from Ivanhoe Avenue in La Jolla.

Scripps' main office branch is located at 7733 Girard, La Jolla, California, 92037. Scripps has sub-leased major portions of the former corporate headquarters in La Jolla and offsets rent expense with the income from the sub-leases. Scripps plans on sub-leasing the second floor of the Carmel Valley property, while retaining the first floor for a branch.

The following table sets forth-certain information regarding SFC and Scripps property, net of accumulated depreciation, at December 31, 1999:


  SQUARE                                                     DATE      NET BOOK VALUE OF
   FEET                  LOCATION                           OPENED   PREMISES & EQUIPMENT
  ------                 --------                           ------   --------------------
   7,000  South Bay Regional Office                          1984         $  196,000
  20,200  Corporate Headquarters (former), La Jolla          1984            357,000
      --  Trust Department, La Jolla                         1990            175,000
   5,500  East County Regional Office, El Cajon              1992            195,000
   5,400  San Diego Regional Office, Downtown San Diego      1993            184,000
   5,600  North County Coastal Regional Office, Escondido    1994            142,000
   9,300  Service Center                                     1995          1,638,000
   6,700  Chula Vista Center City Office                     1995            331,000
   5,200  Kearny Mesa Regional and Corporate Lending         1997            448,000
   4,800  Encinitas Regional Office                          1997            572,000
   4,100  Point Loma Regional Office                         1997            227,000
   6,900  Girard Office, La Jolla main office                1999          1,478,000
   1,300  Rancho Bernardo Center                             1999             69,000
  23,000  Corporate Headquarters (current), San Diego        2000                  0
  29,000  Carmel Valley Office                            To Open                  0
                                                        Fall 2000
 TOTAL                                                                    $6,012,000

The SFC and Scripps facilities are held under lease agreements that expire at various times from 2001 through 2026. The lease agreements have option periods to extend their terms at rates equivalent to the then market rates. Annual minimum lease commitments for SFC and Scripps together approximate $2.1 million on average through the year 2004.

ITEM 3. LEGAL PROCEEDINGS.

No litigation against SFC is known by its board of directors to be pending or threatened. Scripps is at times subject to pending and threatened legal actions that arise out of the normal course of business. Management, after reviewing all actions and proceedings pending against SFC and Scripps, considers that the ultimate disposition of pending or threatened litigation will not have a material effect on the financial condition or results of operations of SFC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SFC COMMON STOCK PRICE RANGE AND DIVIDEND POLICY

In October 1999 SFC listed its common stock on the American Stock Exchange
(AMEX). Between this listing and July 1, 1999, SFC Common Stock was traded on the over-the-counter bulletin board. Before July 1, 1999, Scripps common stock was listed on the over-the-counter bulletin board.

Scripps is the sole subsidiary of SFC. As a state-chartered bank, the ability of Scripps to pay dividends or make distributions to SFC is subject to restrictions set forth in the California Financial Code. The California Financial Code provides that neither a bank nor any majority-owned subsidiary of a bank may make a distribution to its shareholders in an amount which exceeds the lesser of (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank or a majority-owned subsidiary of a bank may, with the prior approval of the Commissioner of the DFI, make a distribution to the shareholders of the bank in an amount not exceeding the greatest of (i) the bank's retained earnings,
(ii) the bank's
net income for its last fiscal year, or (iii) the bank's net income for its current fiscal year. In the event that the Commissioner of the DFI determines that the stockholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution. As of December 31, 1999 Scripps had approximately $11.6 million legally available for the payment of dividends. SFC paid semi-annual cash dividends to its shareholders for a total of $.12 per share and $.16 per share in 1999 and 1998, respectively. In 1999 the first payment was declared by Scripps and the second payment by SFC. SFC will depend on dividends from its subsidiaries for operating funds and to provide dividends to its shareholders. Payment of future dividends by SFC will be subject to the discretion of the SFC Board of Directors and will depend upon available revenue, its financial condition, its capital requirements, its need for funds, applicable governmental policies and regulations and such other matters, as the Board deems appropriate. At present, SFC desires to continue paying cash dividends on a periodic basis comparable to the historical levels paid by Scripps, which has been semi-annual payments ranging from 13% to 18% of net income. However, the ability of SFC to make such payments and the rate at which such payments may be made is not assured and will depend on the factors discussed above.

The price information contained in the following table sets forth the high and low closing prices per share of SFC or Scripps Common Stock as reported by the composite closing price table published by the Bloomberg Financial Markets Service. The high and low bid prices of SFC and Scripps Common Stock do not include retail markups, markdowns or commissions and may not represent actual transactions.

                           HIGH          LOW
                          -------      -------
1998
First Quarter              21.38        17.38
Second Quarter             20.50        17.00
Third Quarter              20.38        16.63
Fourth Quarter             17.50        15.25

1999
First Quarter              17.25        14.75
Second Quarter             15.50        14.00
Third Quarter*             16.00        13.63
Fourth Quarter*            16.38        13.50

*SFC common stock

On March 22, 2000, the last sales price of the SFC Common Stock, according to the composite closing price table published by the Bloomberg Financial Markets Service was $12.125 per share. There were approximately 449 holders of Common Stock of SFC as of March 22, 2000.

SALES OF UNREGISTERED SECURITIES.

No unregistered securities have been issued by SFC since its formation.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA OF SFC
(Dollar amounts in thousands, except per share data)

The selected consolidated financial data presented below as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the consolidated financial statements of SFC audited by PricewaterhouseCoopers, LLP. In the opinion of SFC management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation of the financial position and the results of operations for these periods, the most recent three years of which are included in this filing. The data below should be read in conjunction with the audited consolidated financial statements and notes there to, and with management's discussion and analysis included in this report.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  1999         1998         1997         1996         1995
                                               ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net interest income                            $   32,839   $   28,396   $   23,218   $   18,099   $   15,958
Provision for loan losses                          (7,230)      (1,805)      (1,452)        (922)      (1,263)
Noninterest income                                  5,624        6,095        5,390        4,230        3,554
Noninterest expense                               (24,014)     (22,823)     (20,168)     (15,746)     (13,792)
Provision for income taxes                         (2,790)      (3,995)      (2,758)      (2,259)      (1,835)
                                               ----------   ----------   ----------   ----------   ----------
Net income                                     $    4,429   $    5,868   $    4,230   $    3,402   $    2,622
                                               ----------   ----------   ----------   ----------   ----------
                                               ----------   ----------   ----------   ----------   ----------
PER COMMON SHARE DATA: (1)
Net income (basic)                             $     0.64   $     0.87   $     0.63   $     0.56   $     0.52
Net income (diluted)                                 0.63         0.84         0.61         0.55         0.52
Cash dividends declared                              0.12         0.16         0.34         0.31         0.36
Period-end book value                                6.56         6.44         5.66         5.12         4.11

SHARES OUTSTANDING:
Weighted average common
shares outstanding (basic)                      6,879,000    6,754,000    6,726,000    6,026,000    5,064,000
Weighted average common
shares outstanding (diluted)                    6,991,000    6,974,000    6,987,000    6,213,000    5,090,000
Common shares outstanding at period end         6,909,000    6,797,000    6,708,000    6,772,000    5,570,000

AVERAGE FINANCIAL CONDITION DATA: (2)(3)
Investment securities (4)                      $  151,467   $  127,003   $   99,318   $   86,899   $   55,319
Loans                                             365,105      307,061      243,895      183,176      161,083
Assets                                            588,058      508,871      404,605      324,825      263,732
Deposits                                          537,820      463,829      364,927      293,795      240,661
Shareholders' equity                               46,005       41,095       36,117       28,542       20,930

ASSET QUALITY RATIOS: (2)
Net charge-offs to average loans                     1.80%        0.22%        0.27%        0.36%        0.56%
Nonperforming loans to total
Loans (5) (10)                                       1.09%        0.40%        0.35%        0.62%        2.09%
Nonperforming assets to total
Assets (10)                                          0.68%        0.23%        0.31%        0.50%        1.20%
Allowance for loan losses to total
Loans (10)                                           1.36%        1.40%        1.28%        1.32%        1.58%
Allowance for loan losses to
Nonperforming loans (10)                           125.25%      352.07%      368.29%      213.31%       75.56%

PERFORMANCE RATIOS: (2)
Return on average assets                             0.75%        1.15%        1.05%        1.05%        0.99%
Return on average equity                             9.63%       14.28%       11.71%       11.92%       12.53%
Equity to assets                                     7.82%        8.08%        8.93%        8.79%        7.94%
Dividend payout                                     18.64%       18.57%       53.99%       54.65%       69.80%
Net interest margin (6)                              6.03%        6.02%        6.31%        6.16%        6.67%
Efficiency ratio (7)                                62.35%       66.12%       70.36%       70.32%       70.49%

REGULATORY CAPITAL RATIOS: (8) (10)
Leverage ratio (9)                                   7.54%        7.63%        8.30%        9.63%        7.83%
Tier 1 risk-based capital                           10.18%       10.19%       11.10%       13.93%       16.21%
Total risk-based capital                            11.35%       11.32%       12.20%       15.08%       17.24%


(1) Per share data have been retroactively adjusted to reflect a 10% stock dividend in 1996, a 10% stock dividend in 1997 and a two for one split in 1997 for all periods presented.

(2) Amounts have not been derived from SFC's consolidated financial statements but were compiled separately by management.

(3) Average balance sheet data has been derived from quarterly balances for 1995, otherwise from year-to-date daily balances.

(4)  Amounts are derived from average balances based upon market value.

(5) Nonperforming loans represent nonaccrual loans and loans still accruing interest and contractually past due 90 days or more.

(6)  Net interest income divided by average interest-earning assets.

(7) Efficiency ratio is defined as the ratio of noninterest expenses, less cost related to real estate owned, to the sum of net interest income and noninterest income exclusive of securities gains/(losses).

(8) Computed in accordance with 1992 Federal guidelines, which were initially effective January 1, 1990.

(9) Leverage ratio is defined as the ratio of Tier 1 capital to average assets for the most recent quarter.

(10) Data is as of period end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SFC, with $632 million in total assets at December 31, 1999, derives substantially all of its revenues and income by providing a full range of commercial banking, consumer banking and trust services primarily to small and middle market businesses and individuals in San Diego County, California. The revenues of SFC are derived principally from interest earned on loans and investment securities, from trust and residential lending service fees, and from other loan and deposit account-related fees and service charges. The operations of SFC are influenced significantly by general economic conditions and by policies of its primary regulators, FRB, and for Scripps DFI and FDIC.

Return on average equity ("ROE") is determined by dividing annual net income by average shareholders' equity and indicates the effectiveness of an institution in generating net income from the capital invested by its shareholders. For the year ended December 31, 1999, SFCs' ROE was 10% compared to 14% for 1998 and 12% for 1997. Return on average assets ("ROA") measures net income in relation to total average assets and generally indicates an institution's ability to use its assets profitably. For the year ended December 31, 1999, SFCs' ROA was 0.8% compared to 1.2% for 1998 and 1.1% for 1997. ROE for 1999 decreased by 0.4% from 1998 primarily as a result of the need to replenish the reserve for loan losses due to net charge-offs of $6.6 million. $6.4 million of the charge-offs were from two loans and are considered by management to be non-recurring in nature. In 1998 PCB merged with and into Scripps, resulting in two new offices for Scripps. Management believes the continued growth of market share in existing and new markets, enhanced internal efficiency, the continued resolution of its nonperforming assets, and a general economic recovery of Southern California will have a positive effect upon future operations, although there can be no assurance these developments will occur. There are many factors that could adversely affect the future operations of SFC, including any decline in the San Diego County economy at a time when SFC is incurring costs of expansion.

INSTITUTIONAL GROWTH

Scripps began to experience significant growth in 1995 as the local economy improved and following the failure or merger of several larger San Diego headquartered financial institutions. The decision was made to increase the bank's capital and to take advantage of the opportunity to increase market share. Prior to 1996, the bank had established offices in La Jolla, El Cajon, downtown San Diego and Escondido. In 1996, the bank obtained an additional $9.5 million through the sale of Scripps Common Stock and received regulatory approval to open three new offices in Kearny Mesa, Encinitas and Point Loma. Those offices were opened during 1997, and all have experienced satisfactory growth in loans and deposits. In 1998 Scripps expanded into Chula Vista and the South Bay area of San Diego County, adding two offices, through its merger with PCB.

SFC's long term plan includes establishing a total of eleven to thirteen Scripps offices strategically located throughout San Diego County. Through the merger of PCB and Scripps, the resulting institution has nine branches serving much of San Diego County. Although there can be no assurances that it will prove to be correct, SFC's management believes that significant growth and market opportunity will occur in the near future in the South Bay area, and that it is therefore very important for the bank to be represented in that area. It is anticipated that in the future, one or two additional offices may be opened in North County, and possibly one additional office in East County.

Growth has and will enable SFC to expand its deposit gathering and loan delivery systems geographically within San Diego County. Increases in average interest-earning assets and average interest-bearing liabilities contributed to increases in total interest income interest expense and net interest income. Expansion has also contributed to the gathering of additional noninterest-bearing deposits, which effectively lowers SFC's internal cost of funds and increases net interest income. Growth has also caused, and can be expected to continue to cause, increases in noninterest expense.

SFC's growth during the period from 1994 through the end of 1999 facilitated increases in earnings per share. In 1999 income per share decreased due to loan charge-offs as noted above. As SFC's growth continues and as noninterest expense continues to rise, income per share may decline. SFC believes that even if additional investment in growth comes at the cost of lower income per share for several quarters, SFC's profitability will be enhanced over the long term, although there can be no assurance that this will in fact be the case.

ANNUAL COMPARISON

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the results of operations and the financial condition of SFC. This discussion and analysis should be read in conjunction with SFC's audited consolidated financial statements, including notes thereto, located elsewhere in this report.

NET EARNINGS

Net earnings were $4 million ($.64 per share basic; $.63 per share diluted) for the year ended December 31, 1999, compared with $6 million ($.87 per share basic; $.84 per share diluted) for 1998, a decrease of $2 million or 25%. Net earnings for 1998 reflect an increase of $2 million or 39% over net earnings of $4 million ($.63 per share basic; $.61 per share diluted) for the year ended December 31, 1997. SFC's decrease in earnings between 1999 and 1998 resulted primarily from the charge-offs noted above. The charge-offs were partially offset by earnings from an increase in average interest-earning assets, primarily in loans and investment securities. SFC's improved performance between 1998 and 1997 was primarily due to an increase in average interest-earning assets, primarily in loans and investment securities. The higher levels of net interest income in 1998 and 1997 were partially offset by the costs and additional salary expense associated with the Scripps-PCB merger in 1998.

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

Net interest income was $33 million for fiscal 1999, an increase of $5 million or 16% compared with net interest income of $28 million for 1998, which represented an increase of $5 million or 22% compared to net interest income of $23 million for 1997. Comparing 1999 to 1998, SFC's average interest-earning assets increased to $545 million in 1999 from $472 million in 1998, representing an increase of 15% which resulted from increases in all interest-earning asset categories but primarily in loans (19%) and investments (19%). Average interest-bearing deposits increased to $372 million in 1999 from $328 million in 1998, representing an increase of 14%, while average noninterest-bearing demand deposits also increased $30 million or 22%. The net interest margin of 6.03% for 1999 reflects an increase of 1 basis point from that of 1998. This increase in net interest margin resulted primarily from average interest-earning asset growth out pacing average interest-bearing deposits, and the effective interest rate paid on deposits was significantly lower than 1998. This increase was partially offset by both the decrease in the prime rate from an average of 8.3% in 1998 to 8.0% in 1999 (since a majority of Scripps' loans are tied to the prime rate, a decrease in the rate immediately affects net interest income) and continued competitive pressure in pricing loans. Comparing 1998 to 1997, SFC's average interest-earning assets increased to $472 million in 1998 from $368 million in 1997, representing an increase of 29% which resulted from increases in all interest-earning asset categories. Average interest-bearing deposits increased to $328 million in 1998 from $258 million in 1997, representing an increase of 27%, while average noninterest-bearing demand deposits also increased $29 million or 27%. The net interest margin of 6.02% for 1998 reflects a decrease of 29 basis points from that of 1997.

This decrease in net interest margin resulted primarily from both the decrease in the prime rate from an average of 8.4% in 1997 to 8.3% in 1998, and competitive loan pricing.

SFC's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as a "rate change." The following table sets forth the categories of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the periods indicated. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yields earned by SFC for the same periods.


                                                      AVERAGE BALANCES AND INTEREST RATES
                                                            (Dollars in thousands)
                                                           YEARS ENDED DECEMBER 31,

                          -----------------------------   -----------------------------   ----------------------------
                                       1999                            1998                            1997
                          -----------------------------   -----------------------------   ----------------------------
                                     INTEREST                        INTEREST                       INTEREST
                           AVERAGE    INCOME/   AVERAGE    AVERAGE    INCOME/   AVERAGE   AVERAGE    INCOME/   AVERAGE
                           BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE
                          --------   --------   -------   --------   --------   -------   -------   --------   -------
Interest-earning
assets:
Loans, net (1)            $365,105    $36,230     9.92%   $307,061    $32,151    10.47%   $243,895   $26,214     10.75%
Investment securities      153,651      8,732     5.68%    132,740      7,830     5.90%    104,335     6,372      6.11%
Federal funds               25,945      1,309     5.05%     31,982      1,730     5.41%     19,851     1,085      5.47%
                          --------    -------             --------    -------             --------   -------
Total interest-earning
assets                     544,701     46,271     8.49%    471,783     41,711     8.84%    368,081    33,671      9.15%
Other assets                43,357                          37,088                          36,524
                          --------                        --------                        --------
Total assets              $588,058                        $508,871                        $404,605
                          --------                        --------                        --------
                          --------                        --------                        --------
Interest-bearing
liabilities:
Deposits:
Interest-bearing
demand deposits           $251,443    $ 8,434     3.35%   $219,223    $ 8,387     3.83%   $164,110   $ 6,155      3.75%
Savings deposits            26,525        622     2.34%     24,596        623     2.53%     22,768       594      2.61%
Time deposits               94,163      4,331     4.60%     84,056      4,305     5.12%     70,936     3,705      5.22%
                          --------    -------             --------    -------             --------   -------
Total interest-bearing
deposits                   372,131     13,387     3.60%    327,875     13,315     4.06%    257,814    10,454      4.05%
Other borrowed money           382         45    11.78%          0          0     0.00%          0         0      0.00%

Noninterest-bearing
liabilities:
Noninterest-bearing
deposits                   165,689                         135,954                         107,113
Other liabilities            3,840                           3,947                           3,449
Stockholders' equity        46,016                          41,095                          36,229
                          --------                        --------                        --------
Total liabilities and
Stockholders' equity      $588,058                        $508,871                        $404,605
                          --------                        --------                        --------
                          --------                        --------                        --------

Net interest income                   $32,839                         $28,396                        $23,217
                                      -------                         -------                        -------
                                      -------                         -------                        -------
Net interest spread (2)                           4.90%                           4.78%                           5.09%
Net interest margin (3)                           6.03%                           6.02%                           6.31%

---------------------
(1)  Nonaccrual loans are included in the average balances used in this table.

(2) Net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

The following table illustrates the changes in Scripps' net interest income due to changes in volume (change in volume multiplied by initial rate) and changes in interest rate (change in rate multiplied by initial volume) for the periods indicated. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes in volume and the changes in interest rate.


                                                       RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                                                                  (Dollars in thousands)

                                                   1999                                           1998
                                               COMPARED WITH                                  COMPARED WITH
                                                   1998                                           1997
                                  --------------------------------------          -------------------------------------
                                  INCREASE (DECREASE) DUE TO                      INCREASE (DECREASE) DUE TO

                                   VOLUME          RATE          CHANGES          VOLUME          RATE          CHANGES
                                  --------       --------        -------         --------       --------        -------
Interest income on:
Loans, net (1)                    $  5,638       $ (1,559)       $ 4,079         $  6,595       $   (658)       $ 5,937
Investment securities                1,175           (272)           903            1,667           (209)         1,458
Federal funds                         (310)          (111)          (421)             656            (11)           645
                                  --------       --------        -------         --------       --------        -------
Total interest income                6,503         (1,942)         4,561            8,918           (878)         8,040
                                  --------       --------        -------         --------       --------        -------

Interest paid on:
Interest-bearing demand
Deposits                               291           (244)            47            2,106            126          2,232
Savings deposits                       (19)            18             (1)              46            (17)            29
Time deposits                          171           (145)            26              670            (70)           600
                                  --------       --------        -------         --------       --------        -------
Total deposit interest
expense                                443           (371)            72            2,822             39          2,861
Other borrowed money                    45              0             45                0              0              0
                                  --------       --------        -------         --------       --------        -------
Total interest expense                 488           (371)           117            2,822             39          2,861
                                  --------       --------        -------         --------       --------        -------
Net interest income               $  6,015       $ (1,571)       $ 4,444         $  6,096       $   (917)       $ 5,179
                                  --------       --------        -------         --------       --------        -------
                                  --------       --------        -------         --------       --------        -------

(1) Nonaccrual loans are included in the average balances used in calculating this table.

PROVISION FOR LOAN LOSSES

Provisions for loan losses are charged to earnings to bring the total reserve for loan losses to a level deemed appropriate by management based upon such factors as historical loss experience, the volume and type of lending conducted by Scripps, the amounts of classified and nonperforming assets, regulatory policies and examination results, concentrations, general economic and business conditions, credit quality trends, and other factors related to the collectability of loans in Scripps' portfolio. The provision for loan losses was $7.2 million for 1999, an increase of $5.4 million or 301% compared to the provision for loan losses of $1.8 million for 1998, which in turn represented an increase of $0.3 million or 24% compared to the provision for loan losses of $1.5 million for 1997.

The increase in the provision for 1999 reflects the following: Scripps charged-off two large loans in 1999 totalling $6.4 million, average loans increased 19% over the prior year and non-accrual loans increased 128% for the same period. Factors influencing the 1998 provision include the 26% increase in average loans over the prior year and the increase of 39% in non-accrual loans for the same period.

NONINTEREST INCOME

Noninterest income was $6 million for the year ended December 31, 1999, unchanged compared with noninterest income of $6 million for 1998, which represented an increase of $1 million or 13% compared with noninterest income of $5 million for 1997. In 1999 trust income increased by 18%, but was offset by a decrease in service charge and other income. The primary reasons for the increase in noninterest income over the years presented are growth in trust assets under administration of 20% to $804 million over the two year period ended December 31,

1999 and growth in deposits of 38% to $582 million over the two year period ended December 31, 1999. There continues to be high levels of competition in the deposit services and trust services arena.

The following table sets forth the various categories of noninterest income.

                                                  NONINTEREST INCOME DATA
                                                  (Dollars in thousands)

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                     -----------------------------------------------
                                      1999   % CHANGE      1998    % CHANGE    1997
                                     ------  ----------   ------   --------   ------
Customer service charges             $1,955     -14%      $2,269       24%    $1,833
Trust fees                            2,528      18%       2,140       15%     1,862
Gain on sale of securities                0       0%           0     -100%        44
Other non-interest income               284     -27%         387       45%       222
Other fees                              857     -34%       1,299       -9%     1,429
                                     ------  ----------   ------   --------   ------
Total                                $5,624      -8%      $6,095       13%    $5,390
                                     ------               ------              ------
                                     ------               ------              ------

NONINTEREST EXPENSE

Noninterest expense was $24 million for 1999, an increase of $1 million or 5% compared with noninterest expense of $23 million for 1998, and an increase of $3 million or 13% compared with noninterest expense of $20 million for 1997. Personnel expense was $13.5 million for 1999, an increase of $1.5 million or 12% compared with personnel expense of $12 million for 1998, and an increase of $1 million or 10% compared with personnel expense of $11 million for 1997. Occupancy expense was $2.7 million for 1999, an increase of $0.2 million or 6% compared with occupancy expense of $2.5 million for 1998, and an increase of $0.4 million or 15% compared with occupancy expense of $2.1 million for 1997. The aggregate increases over the three-year period principally reflect the additional costs associated with opening new locations as part of SFC's long-term growth strategy. In 1998, noninterest expense included expenses associated with the Scripps-PCB merger.

Data processing expense was $0.2 million for 1999, a decrease of $0.6 million or 72% compared with data processing expense of $0.8 million for 1998, an increase of $0.2 million or 23% compared with data processing expense of $0.6 million for 1997. The decrease in data processing expense resulted principally from the in house servicing of the acquired PCB offices along with enhanced technical functionality from equipment acquired in 1998. The increase over the prior two-year period resulted principally from the increase in volumes processed due to loan and deposit growth, offset in part by enhanced technical functionality from equipment acquired in 1996.

The following table sets forth the amount of each of the various categories of noninterest expense for the periods indicated.

                                                 NONINTEREST EXPENSE DATA
                                                  (Dollars in thousands)

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                     -----------------------------------------------
                                       1999   % CHANGE       1998    % CHANGE     1997
                                     -------  ----------   -------   --------   -------
Salaries and employee benefits       $13,460      12%      $12,023       10%    $10,884
Occupancy and  equipment               2,689       6%        2,528       15%      2,190
Data processing                          210     -72%          756       23%        615
Depreciation and amortization          1,483      24%        1,200        4%      1,156
Other real estate owned                   31      63%           19      -51%         39
Professional services                  1,463     -29%        2,052       39%      1,472
Other general and administrative       4,678      10%        4,245       11%      3,812
                                     -------  ----------   -------   --------   -------
Total                                $24,014       5%      $22,823       13%    $20,168
                                     -------               -------              -------
                                     -------               -------              -------

INCOME TAXES

The provision for income taxes was $3 million, $4 million and $3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Effective tax rates, the percentage of earnings set aside for federal and state income taxes were 39%, 41% and 39% for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in effective rate reflects higher levels of tax exempt income in 1999, as compared to 1998, while 1998 experienced a rise in the effective rate due to lower levels of tax-exempt income over 1997.

LOANS AND ASSET QUALITY

Net loans (gross loans less unearned income and reserve for loan losses) were $392 million at December 31, 1999, an increase of $56 million or 17% from loans of $336 million at December 31, 1998. This increase followed loan growth of $56 million or 20% from loans of $280 million at December 31, 1997. This increase was preceded by an increase of $68 million or 32% from loans of $212 million at the end of 1996. The rate of loan growth for these periods increased due to an overall improvement in the Southern California economy as well as Scripps' positive reputation in the community to provide quality service and products. Management expects loan growth to be moderate in 2000 assuming that the economy will remain strong, but that the overall competition for loans will be a factor to contend with. If the economy weakens or competition increases, loan growth may be less than expected.

Scripps' lending activities are guided by the basic lending policy established by its Board of Directors. The Scripps Board of Directors has established loan approval limits for the officers of Scripps. Under regulations governing California state-chartered banks, Scripps may lend up to 15% of its total capital on an unsecured basis and 25% of its total capital on a secured basis to any one borrower, up to a limit of 25% of total capital for all direct and indirect loans to any one borrower. Additionally, loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. Scripps, on a regular and periodic basis, evaluates these concentrations for the purposes of making corrections in its lending practices in consideration of economic conditions, industry trends and a variety of other factors. As a result of SFC's market focus, Scripps has a concentration of its customers and assets in San Diego County.

The following table sets forth the composition of Scripps' loan portfolio by type of loan on the dates indicated in terms of amount and as a percentage of the total loan portfolio.

                                                                        LOAN PORTFOLIO ANALYSIS
                                                                         (Dollars in thousands)
                                                                              DECEMBER 31,
                            ---------------------------------------------------------------------------------------------------
                                        1999                1998                1997                1996                1995
                                        % of                % of                % of                % of                % of
                                      Loans in            Loans in            Loans in            Loans in            Loans in
                                        Each                Each                Each                Each                Each
                                      Category            Category            Category            Category            Category
                                      to Total            to Total            to Total            to Total            to Total
                             Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                            --------  --------  --------  --------  --------  --------  --------  --------  --------  ---------
Loans and leases:
Commercial and other        $154,290     39%    $156,236     46%    $134,960     48%    $105,229     49%    $ 82,097      50%
Real estate construction(1)   57,975     14%      37,932     11%      29,510     11%      14,396      7%       5,335       3%
Real estate mortgage(1)      120,256     31%      93,681     28%      74,516     26%      57,049     26%      43,402      27%
Consumer (2)                  58,076     15%      48,375     14%      42,390     15%      35,718     17%      28,177      18%
Lease financing                7,852      2%       6,199      2%       3,212      1%       3,608      2%       5,172       3%
Less: Unearned income
and fees                       1,073      1%       1,648      1%         941      1%         901      1%       1,112       1%
                            --------            --------            --------            --------            --------  ---------
Total                       $397,376    100%    $340,775    100%    $283,647    100%    $215,099    100%    $163,071     100%
                            --------            --------            --------            --------            --------  ---------
                            --------            --------            --------            --------            --------  ---------

-----------------------------
(1) The calculation of real estate loans for financial statement purposes differs from the calculation of loans secured by real estate as reported in Scripps' regulatory call reports. At December 31, 1999, for instance, total loans secured by real estate as reported in Scripps' call report were 225 million or 57%.

(2)  Represents installment loans to individuals.

The following table sets forth the selected loan maturity data of Scripps' loan portfolio. Maturities are presented on a contractual basis.

                                                SELECTED LOAN PORTFOLIO MATURITY
                                                      (Dollars in thousands)

                                                        DECEMBER 31, 1999
                                                             Maturing
                                          ----------------------------------------------
                                                       After One
                                            Within    But Within   More Than
                                           One Year   Five Years   Five Years    Total
                                           --------   ----------   ----------   --------
Commercial and other loans                 $ 82,529    $ 58,727     $ 13,034    $154,290
Real estate construction loans               49,486       6,944        1,544      57,974
Real estate mortgage loans                   23,565      55,979       40,713     120,257
                                           --------   ----------   ----------   --------
Total                                      $155,580    $121,650     $ 55,292    $332,522
                                           --------   ----------   ----------   --------
                                           --------   ----------   ----------   --------

Sensitivity of loans due after one year
to changes in interest rates:
   Fixed rate loans                                    $ 68,792     $ 35,966    $104,758
   Variable rate loans                                   52,858       19,326      72,184
                                                      ----------   ----------   --------
Total                                                  $121,650     $ 55,292    $176,942
                                                      ----------   ----------   --------
                                                      ----------   ----------   --------

LOAN CONCENTRATIONS

Scripps tracks loan concentrations by standard industry codes (SIC). The table set forth below estimates concentrations of 10 percent or more of total loans as of December 31, 1999. (Dollars in thousands)

SIC                                             Percent             Amount
---                                             -------          ------------
Manufacturing                                     13%               $ 51,798
Finance, insurance, and real estate               20%                 79,690
Services                                          19%                 75,705
Managers and administrators                       14%                 55,783
                                                  ---               --------
                                   Total          66%               $262,976

All real estate related loans                     34%               $135,473

Much of the San Diego economy is based on real estate development and investment. As noted above, real estate related borrowers make up approximately 34% of Scripps' loan portfolio, therefore the portfolio is vulnerable to stress in this sector. The Bank has several tools in place to mitigate exposure in the real estate sector, such as conservative underwriting practices, monitoring of sales price trends, centralized monitoring of loans based on accounts or contracts receivable or work in process, and a concerted focus on the underlying strength of the borrower.

NONPERFORMING ASSETS

Generally, Scripps' policy is to discontinue accrual of interest on loans, which are delinquent for 90 days, or more unless management determines that a loan is adequately collateralized or other circumstances justify treating a loan as fully collectable. When a loan is placed on nonaccrual status, income is not recognized until payment has actually been received and future payments of principal and interest appear certain. Interest income, which has been accrued up to the point a loan is placed on nonaccrual status, is reversed if management determines that the collectability of the accrued interest is doubtful. Real estate acquired by Scripps as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. Such real estate is reclassified to real estate owned at the lower of cost or fair value less estimated selling costs, and any estimated loss upon reclassification is charged to allowance for losses at that time. Further increases to the allowance for losses on real estate owned are recorded as charges to noninterest expense at the time such costs are incurred or management believes additional deterioration in value has occurred.

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that as of December 31, 1999, all problem loans to date had been identified and included in the nonaccrual or 90 days past due totals reflected below. Management, as part of the responsibilities of Credit Administration and Regulatory Risk Management, is particularly focused upon the objective of reducing its nonperforming and classified assets. In fact, management noted an increase in nonperforming loans in 1999 and is closely monitoring the adequacy of the loan loss reserve in light of this increase. There can be no assurance that management will achieve the objective of reducing nonperforming and classified assets.

The following table sets forth certain information with respect to Scripps' nonaccrual loans, accruing loans for which payments of principal and interest are contractually past due 90 days or more, and real estate owned for the periods indicated.

                                                       NONPERFORMING ASSETS
                                                      (Dollars in thousands)
                                                           DECEMBER 31,
                                     ----------------------------------------------------
                                       1999       1998       1997       1996       1995
                                     --------   --------   --------   --------   --------
Nonaccrual loans                     $  2,759   $  1,211   $    872   $    661   $  2,015
Accruing loans past due 90
days or more                            1,562        143        112        669      1,393
                                     --------   --------   --------   --------   --------
Total nonperforming loans               4,321      1,354        984      1,330      3,408
Real estate owned                           0          0        428        488         48
                                     --------   --------   --------   --------   --------
Total nonperforming assets            $ 4,321    $ 1,354   $  1,412   $  1,818   $  3,456
                                     --------   --------   --------   --------   --------
                                     --------   --------   --------   --------   --------
Total nonperforming assets
to total assets                          .68%       .23%       .31%       .50%      1.20%

Reductions in real estate owned over the years presented have resulted principally from Scripps' efforts to dispose of, and keep to a minimum, holdings of such non-earning assets. The bank's level of restructured loans was $1,351,000, $549,000, $643,000, $651,000 and $2,252,000 at December 31,
1999, 1998, 1997, 1996 and 1995 respectively, for which it had established reserves for potential losses of $150,000, $97,000, $153,000, $164,000 and
$475,000.

Scripps has a Special Assets Department with the primary responsibilities of regular internal loan quality reviews and the monitoring and disposition of nonperforming and classified assets. However, there can be no assurance that reductions in the balance and percent of nonperforming assets will occur in the future.

RESERVE FOR LOAN LOSSES

In originating loans, Scripps recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management maintains a reserve for loan losses at a level considered adequate to absorb known and inherent risks in the loan portfolio. Management's evaluation of the adequacy of the reserve is ongoing and comprehensive.

The following table set forth the breakdown of the allocation of the reserve for loan losses by category of loan on the dates indicated. The allocation of the reserve to each category is not necessarily indicative of future losses and does not restrict the use of the reserve to absorb losses in any other category.

                                                        ALLOCATION OF THE RESERVE FOR LOAN LOSSES
                                                                 (Dollars in thousands)
                                                            FOR THE YEARS ENDED DECEMBER 31,
                        ---------------------------------------------------------------------------------------------------
                                     1999                1998                1997                1996                 1995
                                     % of                % of                % of                % of                 % of
                                   Loans in            Loans in            Loans in            Loans in             Loans in
                                     Each                Each                Each                Each                 Each
                                   Category            Category            Category            Category             Category
                                   to Total            to Total            to Total            to Total             to Total
                          Amount    Loans     Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                         ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- ---------
Loans and leases:
Commercial and other     $3,993,480    39%   $3,798,916    46%   $2,988,051    48%   $1,773,785     49%  $1,483,867    50%
Real Estate
   construction             280,470    14%            0    11%            0    11%            0      7%           0     3%
Real Estate mortgage        612,866    31%      568,653    28%      397,337    26%      349,433     26%     396,376    27%
Consumer                    485,338    15%      345,431    14%      156,222    15%      621,824     17%     694,757    18%
Lease financing              39,846     2%       54,000     2%       82,390     1%       91,958      2%           0     3%
                         ----------          ----------          ----------          ----------          ----------
Total allowance
for Loan losses          $5,412,000   100%   $4,767,000   100%   $3,624,000   100%   $2,837,000    100%  $2,575,000   100%
                         ----------          ----------          ----------          ----------          ----------
                         ----------          ----------          ----------          ----------          ----------

Management has and will continue to actively monitor Scripps' asset quality, to charge off loans against the reserve for loan losses when appropriate and to provide for specific losses when necessary. Although management believes it uses the best information available to make determinations with respect to the reserve for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. There can be no assurance that economic conditions that may adversely affect SFC's market area or other circumstances will not result in increased loan losses in Scripps' loan portfolio.

The following table sets forth an analysis of Scripps' reserve for loan losses for the periods indicated.

                                                                 RESERVE FOR LOAN LOSSES DATA
                                                                    (Dollars in thousands)
                                                                         DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                              1999            1998            1997            1996             1995
                                         ---------       ---------       ---------       ---------        ---------
Beginning balance of reserve for
loan losses                                $ 4,767         $ 3,624         $ 2,837         $ 2,575          $ 2,208
                                         ---------       ---------       ---------       ---------        ---------
Loans charged off:
Real estate construction                         0               0               0               0               45
Real estate mortgage                            90              88               0             169              288
Commercial and other                         6,605             394             664             619              515
Consumer                                        74             241             123             116               99
Lease financing                                  0              12               2              25                3
                                         ---------       ---------       ---------       ---------        ---------
Total loans charged off                      6,769             735             789             929              950
                                         ---------       ---------       ---------       ---------        ---------
Recovery of loans previously
charged off:
Real estate mortgage                            28               1               1              63                7
Commercial and other                           132              30             114             190                8
Consumer                                        16              13               9               8               39
Lease financing                                  9              29               0               8                0
                                         ---------       ---------       ---------       ---------        ---------
Total recoveries                               185              73             124             269               54
                                         ---------       ---------       ---------       ---------        ---------
Net loans charged off                        6,585             662             665             660              896
Provision for loan losses                    7,230           1,805           1,452             922            1,263
                                         ---------       ---------       ---------       ---------        ---------
Ending balance of reserve for loan
losses                                     $ 5,412         $ 4,767         $ 3,624         $ 2,837          $ 2,575
                                         ---------       ---------       ---------       ---------        ---------
                                         ---------       ---------       ---------       ---------        ---------
Average net loans outstanding
during the period                         $365,105        $307,061        $243,895        $183,176         $161,083
                                         ---------       ---------       ---------       ---------        ---------
                                         ---------       ---------       ---------       ---------        ---------
Total net loans outstanding at
period-end                                $397,376        $340,775        $283,647        $215,099         $163,071
                                         ---------       ---------       ---------       ---------        ---------
                                         ---------       ---------       ---------       ---------        ---------
Net loans charged off to average
net loans                                     1.80%            .22%            .27%            .36%             .56%
Reserve for loan losses as a
percentage of nonperforming
loans                                       125.25%         352.07%         368.29%         213.31%           75.56%
Reserve for loan losses as a
percentage of total net loans
outstanding at
period-end                                    1.36%           1.40%           1.28%           1.32%            1.58%

INVESTMENT ACTIVITIES

Scripps' investment portfolio is used primarily for liquidity purposes and secondarily for investment income. Investment securities classified as available for sale ("AFS") are stated at their current market value with stockholders' equity being adjusted for the after-tax unrecognized gain (loss) on said securities. Investment securities classified as held to maturity ("HTM") are stated at cost, decreased by amortization of premium and increased by accretion of discount, over the period to maturity of the related securities. During 1999 and 1998, Scripps classified its entire investment portfolio as available for sale. Management attempts to maintain investment securities in its portfolio that offer a stable total return profile over a wide range of interest rate environments, as well as securities with varied maturities (a "laddered" portfolio) so that, under normal conditions, there should be no need to sell securities prior to maturity dates, thereby minimizing the impact of interest rate fluctuations on net interest income. However, there can be no assurance that Scripps' investment securities will continue to reflect a stable total return profile over time or that SFC would not sell any investment securities during a rising interest rate environment and recognize a loss.

Scripps' current investment policy enables management to invest primarily in United States Treasury and Government Agency obligations, United States Government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and obligations of states and political subdivisions with a maximum aggregate portfolio duration not to exceed four years. Scripps uses an investment advisor to provide added expertise with respect to managing the portfolio. Scripps retains control of all investment decisions. Equity Securities are comprised of mutual fund shares in a variable rate government bond fund, which was acquired through the merger with PCB.

The following table sets forth an analysis of Scripps' investment portfolio as of the dates indicated.

                                          INVESTMENT PORTFOLIO COMPOSITION
                                               (Dollars in thousands)
                                                    DECEMBER 31,
                                            -----------------------------
                                          1999           1998           1997
                                      ----------    -----------    -----------
AVAILABLE FOR SALE:
U.S. Treasury and U.S. Government
Corporation & Agency
Securities                               $70,074        $59,907        $36,517
Mortgage-backed securities:
U.S. Government Agency                    32,406         38,260         13,530
U.S. Government-Sponsored
Agency Securities                          3,157          4,970          4,684
Collateralized Mortgage
Obligations                               36,686         38,507         39,792
States and political
subdivisions                              19,652         18,128         17,903
Equity Securities                          1,308          1,335          1,360
                                      ----------    -----------    -----------
Total available for sale                 163,283        161,107        113,786

HELD TO MATURITY:
U.S. Treasury and U.S. Government
Corporation & Agency
Securities                                     0              0          3,798
Mortgage-backed securities:
U.S. Government Agency                         0              0            102
U.S. Government-Sponsored
Agency Securities                              0              0             45
Collateralized Mortgage
Obligations                                    0              0            970
Total held to maturity                         0              0          4,915
                                      ----------    -----------    -----------
Total investment securities             $163,283       $161,107       $118,701
                                      ----------    -----------    -----------
                                      ----------    -----------    -----------

The following table sets forth the maturity distribution and weighted average yield of the investment portfolio as of December 31, 1999.

                                                         INVESTMENT PORTFOLIO MATURITY DISTRIBUTION AND YIELDS
                                                                    (Dollars in thousands)
                                   ----------------------------------------------------------------------------------
                                                  DUE FROM ONE         DUE FROM                 MORTGAGE-
                                                          YEAR       FIVE YEARS                BACKED AND
                                     DUE IN ONE   THROUGH FIVE      THROUGH TEN    DUE AFTER     SBA LOAN
                                   YEAR OR LESS          YEARS            YEARS    TEN YEARS        POOLS       TOTAL
                                   ------------   ------------      -----------    ---------   ----------       -----
Available for Sale:
U.S. Treasury and U.S.
Government Corporation &
Agency securities                        $4,995        $57,424           $1,460          $ 0       $6,195         $70,074
Weighted average Yield                    6.03%          6.16%            6.91%                     6.01%           6.15%
Mortgage-backed securities:
U.S. Government  Agency                                                                            32,406          32,406
Weighted average yield                                                                              6.93%           6.93%
U.S. Government-sponsored
Agency Securities                                                                                   3,157           3,157
Weighted average yield                                                                              7.83%           7.83%
Collateralized Mortgage
Obligations                                                                                        36,686          36,686
Weighted average yield                                                                              6.00%           6.00%
States and political
subdivisions                                               372           10,399        8,881                       19,652
Weighted average yield (1)                               5.36%            5.05%        5.48%                        5.25%
Equity Securities                                        1,308                                                      1,308
Weighted average yield                                   4.46%                                                      4.46%
                                   ------------   ------------      -----------    ---------   ----------           -----
Percentage of total                          3%            36%               7%           5%          49%            100%

-------------------------------
(1) The calculation of this yield is not on a tax equivalent basis.

DEPOSIT ACTIVITIES

Scripps attracts deposits through the offering of a broad variety of deposit instruments for both the consumer and business customer including checking accounts, money market accounts, negotiable orders of withdrawal ("NOW") accounts, savings accounts, term certificates of deposit (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans.

Scripps' average balance of total deposits was approximately $538 million for the year ended December 31, 1999, an increase of $74 million or 16% compared with the average balance of total deposits for 1998. Scripps' average balance of total deposits was approximately $464 million for the year ended December 31, 1998, an increase of $99 million or 27% compared with the average balance of total deposits of approximately $365 million for 1997.

The following table sets forth the average balances and weighted average rates for Scripps' categories of deposits for the periods indicated.

                                                                            AVERAGE DEPOSITS
                                                                         (Dollars in thousands)
                                                                              DECEMBER 31,
                            ------------------------------------------------------------------------------------------------
                                        1999                           1998                            1997
                            ------------------------------ ------------------------------- ---------------------------------
                                  AVERAGE      % OF TOTAL         AVERAGE      % OF TOTAL         AVERAGE         % OF TOTAL
                                  BALANCE        DEPOSITS         BALANCE        DEPOSITS         BALANCE           DEPOSTIS
                            -------------- --------------- --------------- --------------- --------------- -----------------
Noninterest bearing
demand deposits                  $ 165,689             30%       $ 135,954             29%        $107,113               29%
Interest-bearing demand
deposits (Money Market
and NOW accounts)                  251,443             47%         219,223             47%         164,110               45%
Weighted average rate                3.35%                           3.83%                           3.75%
Savings deposits                    26,525              5%          24,596              5%          22,768                5%
Weighted average rate                2.34%                           2.53%                           2.61%
Time deposits                       94,163             18%          84,056             18%          70,936               15%
Weighted average rate                4.60%                           5.12%                           5.22%

The following table sets forth the amount of Scripps' certificates of deposit of $100,000 or more by time remaining until maturity.

                           TIME DEPOSITS OF $100,000 OR MORE
                                  (Dollars in thousands)
                                    DECEMBER 31, 1999
                           ------------------------------------
                                          BALANCE    % OF TOTAL
                                         --------    ----------
Three months or less                     $ 44,941           64%
Over three months through six months       12,906           19%
Over six months through twelve months      10,949           16%
Over  twelve months                           955            1%
                                         --------    ----------
Total                                    $ 69,751          100%
                                         --------
                                         --------

LIQUIDITY

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short term as well as long term requirements. Liquid resources are monitored on a daily basis to assure maximum availability. Management also manages its liquidity requirements by maintaining an adequate level of readily marketable assets (primarily Federal funds and investment securities available for sale) and access to short term funding sources. Currently, Scripps also has a line of credit of $22 million from non-affiliated financial institutions that enable it to borrow Federal funds on an unsecured basis. Scripps also has a secured discount window borrowing facility with the Federal Reserve Bank of $82 million and a secured borrowing facility with the Federal Home Loan Bank of approximately $23 million. At December 31, 1999, Scripps had no amounts outstanding in connection with any of its borrowing facilities. Management uses several tools and processes to monitor liquid resources: semi-monthly liquidity projection reports, liquidity and volatile deposit dependency ratios, deposit product trends, weekly deposit rate management, and daily large balance fluctuation reports, among others.

Management uses a Bank liquidity ratio, defined as the sum of unpledged marketable securities, Federal funds sold, and cash and balances due from banks divided by total deposits, as a measurement tool indicating the volume of liquid resources. This ratio will increase or decrease in response to general economic conditions, loan demand, the phases of the interest rate cycle, and deposit growth/contraction, among other things, and was approximately 37%, 42% and 39% at December 31, 1999, 1998 and 1997, respectively. The decrease in the liquidity ratio from 1998 to 1999 actually reflects a more cost-effective level of liquidity that is well within Scripps' policy guidelines. There can be no assurance that Scripps liquidity will continue to be maintained at a level comparable to that in 1999. Additionally, Scripps closely monitors its loan-to-deposit ratio. This ratio (calculated as gross loans divided by total deposits) was 68%, 64% and 68% at December 31, 1999, 1998 and 1997,
respectively. Management anticipated the ratio increase in 1999 with the expanding local economy. This ratio decreased between 1998 and 1997, primarily as a result of deposit growth outpacing loan growth. There can be no assurances that the economy will continue to expand or that loans will outpace deposit growth.

Scripps' ratio of core deposits (defined as customers' deposits less time certificates of deposit of $100,000 or more) to total deposits was 88% at December 31, 1999, compared to 89% at December 31, 1998, compared with 87% at December 31, 1997. While total time deposits as a percent of total deposits has been 18%, 17% and 20% for December 31, 1999, 1998 and 1997, respectively, the percent of time deposits greater than $100,000 has increased, thereby decreasing the core deposit ratio. A significant portion of Scripps' core deposits is concentrated in the Scripps Money Fund, a higher interest-bearing demand deposit product that comprised $192 million or 33% of total deposits at December 31, 1999. The Money Fund balance at December 31, 1999 represented a decrease of $3 million or 2% from the balance of $195 million or 37% of deposits at December 31, 1998. Comparing 1998 and 1997, the Money Fund increased $78 million or 67% from the balance of $117 million or 33% of deposits at year end 1997. Another significant portion of Scripps' core deposits is non-interest-bearing demand deposits. These deposits increased to $166 million or 31% of deposits at December 31, 1999, from $136 million or 29% at December 31, 1998. Comparing 1998 and 1997, non-interest-bearing demand deposits increased $29 million or 29% from the balance of $107 million or 32% of deposits at year end 1997. Management attempts to actively monitor its liquidity position and deposit composition; however, there can be no assurance that Scripps' overall liquidity position and deposit base will continue to be satisfactory in the future.

CAPITAL RESOURCES

Total stockholders' equity was $45 million at December 31, 1999, an increase of $1 million or 4% compared with stockholders' equity of $44 million as of December 31, 1998. This increase is attributable primarily to earnings of $4 million for 1999 and new share issuances of $0.6 million, partially offset by the increase in unrealized holding loss on available for sale securities and dividends declared of $0.8 million. Total stockholders' equity of $44 million at December 31, 1998, reflects an increase of $6 million or 15% compared with stockholders' equity of $38 million as of December 31, 1997. This increase is primarily the result of the earnings of $6 million for 1998, partially offset by dividends declared of approximately $0.8 million.

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

                                    CAPITAL RATIOS
                                    DECEMBER 31,
                             ----------------------------
                                                              WELL      MINIMUM
                                                           CAPITALIZED  CAPITAL
CAPITAL RATIOS(1):              1999      1998       1997    RATIOS      RATIOS
                         ----------- --------- ---------- ------------ -----------
Leverage (2)                   7.54%     7.63%      8.30%         5.0%        4.0%
Tier 1 risk-based             10.18%    10.19%     11.10%         6.0%        4.0%
Total risk-based              11.35%    11.32%     12.20%        10.0%        8.0%

----------------------------------------
(1) Computed in accordance with 1992 Federal guidelines, which were initially effective January 1, 1990.
(2) Leverage ratio is defined as the ratio of Tier 1 capital to the most recent quarterly average assets.

IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

The consolidated financial statements and related consolidated financial data concerning SFC presented in this filing have been prepared in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation in accordance with generally accepted accounting principles. The primary effect of inflation on the operations of SFC is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of SFC, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB. The FRB implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks and the establishment of reserve requirements against bank deposits. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on SFC and its results of operations are not predictable.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For SFC, this new standard is effective in 2000 and is not to be applied retroactively to financial statements of prior periods. The impact of this Statement, if any, is yet to be determined.

OUR PERFORMANCE DEPENDS ON THE SOUTHERN CALIFORNIA ECONOMY

All of SFC's operations are in Southern California, principally San Diego County. As a result of this geographic concentration, our growth and operations are significantly influenced by local economic conditions. There can be no assurance that general economic conditions and the local business environment will continue to be favorable. During California's economic downturn of the early 1990's, many actual and prospective customers of SFC experienced reductions in their net worth, cash flow and the value of their real estate.

FLUCTUATIONS IN INTEREST RATES AFFECT OUR FINANCIAL PERFORMANCE

Changes in interest rates will affect the value of Scripps' investment securities portfolio, all of which is designated as available for sale, and which at December 31, 1999 represented 25.8% of total assets. Generally, an increase in interest rates would result in a decline in the value of fixed rate investment securities available for sale, which would result in a corresponding adjustment, net of tax effects, in shareholders' equity. Therefore, Scripps' shareholders' equity and regulatory capital levels could be adversely affected by an increase in interest rates, due to a reduction in the value of investment securities available for sale. An increase in interest rates would also generally cause a decline in the market value of Scripps' fixed rate loan portfolio, which at December 31, 1999 represented approximately 22% % of total assets. Approximately 41% of assets at December 31, 1999 were comprised of variable rate loans tied to Prime or similar indices. A decline in interest rates will generally have the immediate effect of reducing interest income associated with such loans. Declines in interest rates will also typically result in accelerated loan prepayments, which can impact our net interest income and profitability.

FLUCTUATIONS IN INTEREST RATES CAN REDUCE DEMAND FOR OUR SERVICES AND LOANS

The operations of SFC and Scripps are significantly influenced by general economic conditions and by the related monetary and fiscal policies of the Federal government. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Scripps and its results of operations are not predictable. Deposit flows and the cost of funds are influenced by interest rates of competing investments and general market rates of interest. Lending activities are affected by the demand for loans which, in turn, is affected by the interest rates at which such financing may be offered and by other factors affecting the availability of funds.

Increases in the level of interest rates may reduce the demand for loans and therefore the amount of loans originated by Scripps and, thus, the amount of loan and commitment fees. Moreover, decreases in interest rates relative to the rate of return on other investment vehicles may result in disintermediation, which is the flow of funds away from depository institutions into direct investments, such as corporate securities and other investment vehicles which, because of the absence of Federal deposit insurance, generally pay higher rates of return than deposits in depository institutions.

COMPETITION MAY AFFECT OUR MARKET SHARE

The banking business in California generally, and in Scripps' market area specifically, is highly competitive with respect to both loans and deposits. The trust and investment management services business in Scripps' market area is also highly competitive. Scripps competes for loans, deposits and trust services with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions, brokerage firms and other financial institutions, including a number of institutions that have significantly greater financial resources than Scripps. Scripps also competes for business with institutions in unregulated industries. Deregulation has increased competition for deposit and loan business over the past several years. After interstate banking became lawful in the 1990's, bank holding companies headquartered outside of California entered the California market, providing further competition for Scripps. Many of the major commercial banks operating in Scripps' market area offer certain services which Scripps does not offer directly but can provide through a correspondent bank or through other financial services providers. Banks with larger capitalization also have larger lending limits and are thereby better able to serve the higher dollar needs of larger customers. There are no assurances that the strategies of Scripps for responding to this competition will succeed.

AN ADVERSE REAL ESTATE MARKET COULD AFFECT OUR LOAN PORTFOLIO

On December 31, 1999, Scripps had approximately $178.2 million in loans secured in whole or in part by real property, including interim construction loans, short, intermediate, and long term commercial and residential real estate loans, home improvement loans, and equity lines of credit. This reflects approximately 45% of Scripps' total loan portfolio at that date. A sharp and significant decline in real estate prices would potentially have a material adverse affect on Scripps' lending activities and on the quality of Scripps' real estate loan portfolio.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

SFC and Scripps are subject to extensive state and federal supervision, regulation and legislation. We cannot predict the precise impact of recent legislation, nor the probable course or impact of future legislation or regulatory actions affecting the financial services industry.

WE NEED TO IMPLEMENT GROWTH SUCCESSFULLY

SFC and Scripps plan to expand its regional office network over time throughout San Diego County. The overall success of this strategy will largely depend on SFC's and Scripps' ability to manage its credit, interest rate and fiduciary risks, control costs, and attract and retain high quality personnel with business followings and skills sufficient for SFC and Scripps to operate profitably in new markets, while continuing to provide relationship-oriented banking services and competitive financial products. There are no assurances that existing and prospective customers will be responsive to, or have the need for, the services offered by SFC and Scripps in new markets. In addition, we may not receive the approvals required by the Federal Reserve Board ("FRB"), California Department of Financial Institutions ("DFI") and Federal Deposit Insurance Corporation ("FDIC") in order to grow into new markets. Expansion activity will likely require the expenditure of substantial sums to lease or purchase real property and equipment and to hire high quality, experienced and regionally-oriented new personnel. Our expansion may not generate the returns our management anticipates. Our ability to implement our growth strategy may depend on our retention of existing management.

OUR STOCK MAY NOT BE LIQUID

SFC Common Stock was listed on the American Stock Exchange in October 1999. Accordingly, there has been a very limited trading market for SFC Common Stock. Any swing in the price of our stock may be magnified into a material reduction in price because relatively few buyers may be available to purchase our stock. No assurance can be given that an active public market will exist in the future.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of SFC common stock has been volatile, reflecting loan write-offs, quarterly variations in our operating results, changes in market interest in local banks and financial stocks in general, and economic and financial conditions.

WE MAY NOT PAY DIVIDENDS

The California Financial Code restricts the payment of dividends by bank holding companies and banks. While SFC has paid cash and stock dividends in the past on its Common Stock, there can be no assurance that it will continue to do so or will be legally permitted to do so in the future. Any payment of dividends by SFC will depend on receipt of dividends from Scripps.

Generally, California state banks such as Scripps may not declare or pay a dividend without the prior written approval of the California Commissioner, if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined, for that year combined with its retained net profits, as defined, for the preceding two years.

The payment of dividends by Scripps is also affected by various regulatory requirements and policies, such as the requirement to maintain capital at or above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued policy statements which provide that insured banks should generally only pay dividends out of current operating earnings. If Scripps is unable to pay dividends or if the Scripps board of directors determines to reduce its payment of dividends to SFC, SFC in turn may be unable to make or may reduce dividend payments to its shareholders.

OUR CHARTER DOCUMENTS MAY DETER ACQUISITIONS

The organizational documents of SFC contain certain provisions designed to encourage takeover bidders to engage in arm's-length negotiations with SFC before attempting a takeover. However, these provisions may make the SFC Common Stock less attractive to potential acquirers and may serve as a deterrent to acquisitions of SFC Common Stock, thus potentially preventing shareholders from realizing a return on their investment in an acquisition.

The Board of Directors of SFC is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designations of such shares. The issuance of preferred stock may have the effect of delaying or preventing a change in control of SFC. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of SFC Common Stock or could adversely effect the rights and powers, including voting rights, of the holders of SFC Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SFC's balance sheet consists of interest-earning assets, primarily loans and investment securities, which are principally funded by interest-bearing liabilities, primarily deposits. These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. In evaluating the exposure of SFC to market risk, management relies on gap analysis and rate shock analysis. Gap analysis provides information on the timing and repricing differences between rate sensitive assets and rate sensitive liabilities. Rate shock analysis provides management with estimates of the impact of immediate changes in interest rates both in terms of the change in net interest income and the change in fair market value of these instruments. There are certain shortcomings inherent in these methods and the following table that must be considered in evaluating market risk. Although certain assets may have similar maturities or periods to reprice, they may react in different degrees to changes in interest rates or they may precede or lag behind changes in market interest rates. In addition, certain interest rate sensitive assets may have contractual limitations to changes in interest rates. SFC considers these various factors and their anticipated effects in managing the company's exposure to interest rate risk.

Management seeks to maintain a reasonably balanced interest rate risk position over one year to protect its financial condition and net interest margin from market fluctuations in interest rates. Overall management strategies to reduce SFC's interest rate risk consist of: (i) maintaining a majority of its loan assets and deposit liabilities on an adjustable rate basis, (ii) limiting the volume of its loans with terms-to-maturity in excess of five years and (iii) maintaining a portion of its investment securities with varied terms to maturity. Additionally, Scripps maintains a Management Asset/Liability Committee and a Directors Asset/Liability Committee, both of which review on a regular and periodic basis such matters as earnings, asset quality, asset and liability mix, liquidity and funding sources, investment resources, capital, interest rate risk, and economic events and trends, among other matters. Both Committees review bank compliance with a set of Board-approved directives with which Scripps should comply to meet its asset and liability management objectives.

The following table presents additional information about SFC's financial instruments that are sensitive to changes in interest rates. Cash flows in this presentation are grouped by maturity dates rather than repricing dates. Consideration is given to prepayment assumptions for mortgage-backed securities
(MBS), including collateralized mortgage obligations (CMOs). The cash flows from mortgage-backed securities are influenced by prepayments, which are dependent on a number of factors, including the current interest rate and the interest rate on the security, the availability of refinancing of the underlying mortgages at attractive terms, as well as geographic specific factors which affect the sales and price levels of residential property. SFC's management uses average prepayment speeds provided by Wall Street dealers to calculate principal repayments and estimated maturity dates for these securities. The cash flows for other securities are based on the actual maturity dates of the instruments, except for equity securities. Equity securities, for which there is no contractual maturity, consist of a variable rate government fund, which is included in the second column (after one year but within two years). Fair values for investment securities are based on quoted market prices or dealer quotes. Loans are distinguished by variable or fixed rates. Because variable rate loans are repricable immediately as market rates change, the fair value is assumed to be equal to the carrying value.
The fair value of fixed rate loans is estimated using a discounted cash flow calculation. Non-maturing deposits consist of interest-bearing demand, savings, and money market accounts and have no maturity dates. Cash flow amortizations for these deposits are included in the first column (within one year). The fair value of non-maturing deposits is estimated to be the carrying value, which is the amount payable on demand. Time deposits are grouped according to contractual maturity dates. The fair value of time deposits is estimated using a discounted cash flow calculation. Average interest rates represent the weighted average yield in each category.

                                                 INTEREST-SENSITIVE FINANCIAL INSTRUMENTS
                                                           (Dollars in thousands)
                                              EXPECTED MATURITY DATE AS OF DECEMBER 31, 1999
                       -----------------------------------------------------------------------------------------------------
                                                  AFTER 2
                                       AFTER 1  YEARS BUT      AFTER 3      AFTER 4
                                      YEAR BUT     WITHIN    YEARS BUT    YEARS BUT
                       WITHIN ONE   WITHIN TWO      THREE  WITHIN FOUR  WITHIN FIVE
                          YEAR           YEARS      YEARS        YEARS        YEARS   THEREAFTER      TOTAL     FAIR VALUE
                       -----------  ----------  ---------  -----------   ----------  ------------    -------   ------------
Financial Assets:
Loans:
Variable rate            $143,776     $24,608    $10,757      $28,332      $15,341       $32,934   $255,748       $255,748
Average interest rate       9.73%       9.88%      9.90%        9.48%        9.90%        10.35%      9.81%

Fixed rate                 13,645      22,224     17,695       33,686       12,067        42,311    141,628        140,760
Average interest rate       8.54%       8.42%      9.05%        8.89%        8.68%         8.37%      8.63%

Investment securities:
CMOs                        5,767       4,358      3,767        5,867        4,275        13,285     37,319         33,280
Average interest rate       6.04%       6.36%      6.04%        6.03%        6.03%         5.96%      6.01%

MBS                        13,707      10,455      5,824        4,537          926           947     36,396         34,783
Average interest rate       7.03%       7.02%      6.96%        6.91%        6.88%         6.67%      6.99%

SBAs                          153                  2,737                                   3,334      6,224          6,299
Average interest rate       9.73%                  6.13%                                   6.20%      6.26%

U.S. Treasury and
Agency                      8,511      25,256     24,348        6,953                                65,068         47,667
Average interest rate       6.18%       6.20%      6.27%        5.50%                                 6.15%

States and political
subdivisions                                          38        1,959        9,793         8,144     19,934         18,641
Average interest rate                              8.10%        5.46%        5.30%         5.13%      5.25%

Equity                                  1,461                                                         1,461          1,308
Average interest rate                   4.46%                                                         4.46%

Federal Home Loan
Bank Stock                                                                                 1,793      1,793          1,793
Average interest rate                                                                      5.49%      5.49%

Interest bearing due
from banks                    789                                                                       789            789
Average interest rate       5.90%                                                                     5.90%

Federal funds sold         29,670                                                                    29,670         29,670
Average interest rate       5.14%                                                                     5.14%

Financial Liabilities:
Interest bearing
deposits:
Non-maturing Deposits     293,914                                                                   293,914        293,914
Average interest rate       3.64%                                                                     3.64%

Time deposits             101,876       2,473         80           27                               104,456        104,427
Average interest rate       4.79%       4.86%      4.57%        5.25%                                 4.79%

Capitalized lease
obligation                                                                                   767        767            767
Average interest rate                                                                      9.87%      9.87%

Guarantee of loan to
ESOP Trust                     38           6                                                            44             44
Average interest rate       7.75%       7.75%                                                         7.75%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Scripps Financial Corporation

The information contained in the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows have been prepared by management. Management has the primary responsibility for ascertaining that these financial consolidated statements present fairly the financial position and the results of operations and cash flows of Scripps Financial Corporation as of and for the years ended December 31, 1999 and 1998.

These financial statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts that are based on best estimates and judgments with appropriate consideration given to materiality. Management has made these estimates and judgments based on extensive experience and a substantive understanding of the underlying events and transactions.

In fulfilling its responsibility for the reliability and integrity of financial information, management has established and maintains accounting procedures and related internal control systems. Management believes that these systems and controls provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorizations and properly recorded to permit the preparation of reliable financial statements in conformity with generally accepted accounting principles, and that material errors or irregularities are either prevented or detected within a timely period by employees in the normal course of performing their assigned duties. Scripps Financial Corporation's independent accountants review and test the established internal control systems to the extent necessary to express an opinion on the accompanying consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS
                                                   TO THE BOARD OF DIRECTORS AND
                                   STOCKHOLDERS OF SCRIPPS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Scripps Financial Corporation and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management, our responsibility is to Express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Diego, California
February 4, 2000

SCRIPPS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------

                                                                        December 31,
                                                                 --------------------------
                                                                     1999         1998
                                                                 --------------------------
ASSETS
Cash and amounts due from banks                                   $25,046,000   $24,330,000
Federal funds sold                                                 29,670,000    42,790,000
                                                                 --------------------------
      Cash and cash equivalents                                    54,716,000    67,120,000
Interest bearing due from banks                                       789,000     4,352,000
Investment securities                                             163,283,000   161,107,000
Investment in Federal Home Loan Bank stock                          1,793,000     1,210,000
Loans and leases, net                                             391,964,000   336,008,000
Premises and equipment, net                                         6,012,000     4,441,000
Other assets and accrued interest receivable                       13,388,000     8,392,000
                                                                 --------------------------
                                                                 $631,945,000  $582,630,000
                                                                 ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Demand, non-interest bearing                               $184,015,000  $152,697,000
      Money market, NOW and savings accounts                      293,914,000   290,113,000
      Time certificates:
           Under $100,000                                          34,705,000    31,861,000
           $100,000 or greater                                     69,751,000    56,303,000
                                                                 --------------------------
                 Total deposits                                   582,385,000   530,974,000
Guarantee of loan to ESOP Trust                                        44,000        76,000
Capitalized lease obligation                                          767,000             0
Other liabilities and accrued interest expense                      3,452,000     7,825,000
                                                                 --------------------------
                 Total liabilities                                586,648,000   538,875,000
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
      Common stock, no par value; authorized
           20,000,000 shares; issued and outstanding
           6,909,000 shares (1998 6,797,000 shares)                34,702,000    34,092,000
      Retained earnings                                            12,497,000     8,896,000
      Guarantee of loan to ESOP Trust                                 (44,000)      (76,000)
      Accumulated other comprehensive (loss) income, net           (1,858,000)      843,000
                                                                 --------------------------
                 Total stockholders' equity                        45,297,000    43,755,000
                                                                 --------------------------
                                                                 $631,945,000  $582,630,000
                                                                 ==========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCRIPPS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                  -------------------------------------
                                                                     1999         1998        1997
                                                                  -------------------------------------
Interest income:
      Loans and leases, including fees earned                     $36,230,000  $32,151,000 $26,215,000
      Investment securities:
         Taxable                                                    7,566,000    6,500,000   5,401,000
         Exempt from federal income tax                               955,000      920,000     651,000
      Dividends from Federal Home Loan Bank stock                      84,000       66,000      16,000
      Federal funds sold                                            1,309,000    1,730,000   1,085,000
      Balances due from Banks                                         127,000      344,000     304,000
                                                                  -------------------------------------
Total interest income                                              46,271,000   41,711,000  33,672,000
      Interest expense on deposits                                (13,387,000) (13,315,000)(10,454,000)
      Interest expense on other borrowed money                        (45,000)           0           0
                                                                  -------------------------------------
Total interest expense                                            (13,432,000) (13,315,000)(10,454,000)
Net interest income                                                32,839,000   28,396,000  23,218,000
Provision for loan losses                                          (7,230,000)  (1,805,000) (1,452,000)
                                                                  -------------------------------------
Net interest income after provision for
      loan losses                                                  25,609,000   26,591,000  21,766,000
Non-interest income                                                 5,624,000    6,095,000   5,390,000
Non-interest expense                                              (24,014,000) (22,823,000)(20,168,000)
                                                                  -------------------------------------
Income before provision for income taxes                            7,219,000    9,863,000   6,988,000
Provision for income taxes                                         (2,790,000)  (3,995,000) (2,758,000)
                                                                  -------------------------------------
Net income                                                         $4,429,000   $5,868,000  $4,230,000
                                                                  =====================================
Basic net income per share                                              $0.64        $0.87       $0.63
                                                                  =====================================
Diluted net income per share                                            $0.63        $0.84       $0.61
                                                                  =====================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SCRIPPS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

                                                                                          Accumulated
                                           Common Stock                    Guarantee         Other           Total
                                     -------------------------  Retained   of Loan to    Comprehensive    Stockholders'
                                       Shares       Amount      Earnings   ESOP Trust    (Loss) Income       Equity
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1996           4,031,000  $27,352,000   $7,415,000   $(143,000)   $   64,000      $34,688,000
Comprehensive income:
  Net income                                                     4,230,000                                  4,230,000
  Unrealized holding gain
    on available for sale
    Securities, net of tax
    of $463,000                                                                              694,000          694,000
                                     ---------------------------------------------------------------------------------
  Total comprehensive income                                                                                4,924,000
                                     ---------------------------------------------------------------------------------
Net principal decrease
  of loan to ESOP Trust                                                         36,000                         36,000
Stock options exercised                   52,000      346,000                                                 346,000
Cash dividends declared                                           (917,000)                                  (917,000)
Stock dividend declared (10%)            223,000    5,516,000   (5,516,000)                                         0
Stock dividend declared (2.3%)            85,000      668,000     (668,000)                                         0
Repurchase and retirement of common
    stock                               (149,000)    (380,000)    (740,000)                                (1,120,000)
Stock split (2 for 1, in the form
of a 100% stock dividend)              2,466,000                                                                    0
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1997           6,708,000  $33,502,000   $3,804,000   $(107,000)   $  758,000      $37,957,000
                                     ---------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                     5,868,000                                  5,868,000
  Unrealized holding gain
    on available for sale
    securities, net of tax
    of $70,000                                                                                85,000           85,000
                                     ---------------------------------------------------------------------------------
  Total comprehensive income                                                                                5,953,000
                                     ---------------------------------------------------------------------------------
Net principal decrease
  of loan to ESOP Trust                                                         31,000                         31,000
Stock options exercised                   74,000      280,000                                                 280,000
Cash dividends declared                                           (776,000)                                  (776,000)
Stock issued for services                 12,000      250,000                                                 250,000
Stock issued for dividends
  reinvested                               3,000       60,000                                                  60,000
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1998           6,797,000  $34,092,000   $8,896,000   $ (76,000)   $  843,000      $43,755,000
                                     ---------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                     4,429,000                                  4,429,000
  Unrealized holding loss
    on available for sale
    securities                                                                            (2,701,000)      (2,701,000)
                                     ---------------------------------------------------------------------------------
  Total comprehensive income                                                                                1,728,000
                                     ---------------------------------------------------------------------------------
Net principal decrease
  of loan to ESOP Trust                                                         32,000                         32,000
Stock options exercised                  110,000      574,000                                                 574,000
Cash dividends declared                                           (828,000)                                  (828,000)
Stock issued for dividends
  reinvested                               2,000       36,000                                                  36,000
                                     ---------------------------------------------------------------------------------
Balance at December 31, 1999           6,909,000  $34,702,000  $12,497,000    ($44,000)  ($1,858,000)     $45,297,000
                                     =================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCRIPPS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                  -------------------------------------
                                                                     1999         1998        1997
                                                                  -------------------------------------
Cash flows from operating activities:
      Net income                                                   $4,429,000   $5,868,000  $4,230,000
      Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization                         1,483,000    1,200,000   1,156,000
              Provision for loan losses                             7,230,000    1,805,000   1,411,000
              Amortization of discounts, premiums and
                 loan fees                                           (245,000)    (808,000)   (805,000)
              Loss (gain) on sale of real estate owned                  2,000      (10,000)    (26,000)
           Stock issued for services                                        0      250,000           0
           Decrease (increase) in other assets and
              accrued interest receivable                          (3,384,000)    (837,000)   (946,000)
           Increase (decrease) in other liabilities and
              accrued interest expense                             (3,612,000)   4,459,000     559,000
                                                                  -------------------------------------
                 Net cash provided by operating activities          5,903,000   11,927,000   5,579,000
                                                                  -------------------------------------
Cash flows from investing activities:
      Proceeds from maturities and principal payments
           received from investment securities                    109,286,000  106,782,000  17,009,000
      Proceeds from sale of investment securities                           0            0  29,421,000
      Proceeds from sale of furniture, fixtures & equipment             8,000      169,000      10,000
      Proceeds from sale of real estate owned                         250,000      438,000     487,000
      Maturities/(purchases) of investment certificate of
           deposit                                                  3,563,000    1,385,000     (89,000)
      Purchases of investment securities                         (117,235,000)(149,266,000)(72,159,000)
      Net funding of loans                                        (62,274,000) (56,957,000)(69,024,000)
      Purchases of premises and equipment, net                     (3,104,000)  (1,820,000) (2,765,000)
                                                                  -------------------------------------
                 Net cash used in investing activities            (69,506,000) (99,269,000)(97,110,000)
                                                                  -------------------------------------


Cash flows from financing activities:
      Net increase in demand deposits,
           NOW accounts and savings accounts                       35,119,000  104,824,000  72,609,000
      Net increase (decrease) in certificates of deposit           16,292,000    5,473,000  20,980,000
      Net proceeds from issuance of common stock                      610,000      340,000     346,000
      Repurchase and retirement of common stock                             0            0  (1,120,000)
      Dividends paid                                                 (822,000)    (674,000)   (833,000)
                                                                  -------------------------------------
                 Net cash provided by financing activities         51,199,000  109,963,000  91,982,000
                                                                  -------------------------------------


Net increase (decrease) in cash and cash equivalents              (12,404,000)  22,621,000     451,000

Cash and cash equivalents at beginning of year                     67,120,000   44,499,000  44,048,000
                                                                  -------------------------------------

Cash and cash equivalents at end of year                          $54,716,000  $67,120,000 $44,499,000
                                                                  =====================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Scripps Financial Corporation, a California corporation ("SFC"), was formed on May 14, 1999 as a federally regulated bank holding company. Its wholly-owned subsidiary Scripps Bank ("the Bank") is a California State Banking Corporation organized in 1983, whose primary business is commercial banking. At December 31, 1999, the Bank is the only business activity of SFC. The accounting and reporting policies of SFC are in accordance with generally accepted accounting principles and conform to practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies used in the preparation of these consolidated financial statements follows.

BASIS OF PRESENTATION AND BUSINESS COMBINATION

The accompanying consolidated financial statements include the accounts of both SFC and the Bank. All inter-company transactions and balances have been eliminated.

The merger in August 1998 with Pacific Commerce Bank, as described in Note 13, was accounted for as a pooling-of-interests. Under this method of accounting, the assets, liabilities and shareholders' equity of Pacific Commerce Bank were carried forward at their historical amounts and its results of operations were combined with the Bank's results of operations, retroactively for all periods. No adjustments to conform accounting methods of the merged company to the Bank were required. Certain amounts have been reclassified with regard to presentation of the financial information of the merged banks.

INVESTMENT SECURITIES

The Bank has classified its entire securities portfolio as available-for-sale at December 31, 1999 and 1998. Available-for-sale securities are recorded at estimated market value with the unrealized cumulative gain or loss being reflected in accumulated other comprehensive income as a component of stockholders' equity. The held-to-maturity securities acquired through the merger with Pacific Commerce Bank were transferred to the available-for-sale account at the merger date, resulting in a decrease in unrealized gain of $19,000, net of tax of $13,000. The amortized cost of these securities at the date of the merger was $3,860,000. Gains and losses realized upon sale of securities are determined using the specific identification method.

LOANS AND LEASES

Loans are reported at their outstanding principal amount, net of unearned discounts and fees. Unearned discounts and interest on loans and other interest earning assets are accrued monthly as earned. The accrual of interest on loans is discontinued when, in management's judgment, the interest will not be paid in accordance with contractual terms of the loan agreement. Loan origination fees, net of direct costs, are amortized to interest income as an adjustment of yield over the term of the loan.

The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank may not collect amounts due according to the original contractual terms of, and as scheduled in, the original loan agreement. The Bank measures impaired loans by using one of the following methods: (i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. Cash receipts for impaired loans placed on non-accrual status are first applied to reduce principal.

Direct financing lease agreements are recorded at the aggregate of lease payments receivable and the estimated residual values, net of unearned income. Lease income is recognized to yield a level rate of return on the net investment in leases outstanding.

OTHER REAL ESTATE OWNED

Real estate acquired in satisfaction of loan obligations is recorded at the lower of the loan balance at the date of acquisition, the present value of expected cash flows or the fair value less expected selling costs. Subsequent operating expenses or income, reductions in estimated value, and gains or losses upon sale are charged to earnings as incurred.

RESERVE FOR LOAN LOSSES

The Bank maintains a reserve for estimated loan losses at a level considered adequate by the Bank to provide for known and inherent risks in the loan and lease portfolio. The reserve is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Management's evaluation of the adequacy of the reserve includes periodic review and assessment of the overall risk in the loan and lease portfolio, prior loan and lease loss experience, and prevailing and anticipated economic conditions.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (3 to 25 years). Leasehold improvements are capitalized and amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Maintenance and repair costs are expensed as incurred, while renewals and betterments are capitalized. Capital leases are included in premises and equipment at cost, less accumulated depreciation.

INCOME TAXES

Income taxes are provided using the liability method of accounting. Under this method, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. This method also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes are reflected in income in the period such changes are enacted.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

The guaranteed borrowing by SFC's ESOP Trust is reflected in the accompanying consolidated financial statements as both a liability and a reduction of stockholders' equity. The debt service requirements of the plan are funded by contributions from SFC. Such contributions are included in non-interest expense for the period in which the contributions are made.

DIVIDEND REINVESTMENT PLAN

SFC has a Dividend Reinvestment Plan ("the Plan"), which allows shareholders to automatically reinvest all or a portion of cash dividends paid on their shares of Common Stock in newly issued shares without payment of any brokerage commissions or service charges. The Plan is currently suspended until such time as the necessary SEC registration filing is made.

EARNINGS PER SHARE ("EPS")

Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. The weighted average number of shares used for the computation of basic EPS was 6,879,000, 6,754,000 and 6,726,000 shares in 1999, 1998 and 1997, respectively. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding of 112,000, 220,000 and 261,000 for 1999, 1998 and 1997 respectively, due to the assumed exercise of stock options.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold.

Total interest paid on deposits in 1999, 1998 and 1997 aggregated approximately $14,377,000, $13,991,000 and $10,778,000, respectively. Income taxes paid in
1999, 1998 and 1997 total approximately $4,250,000, $4,294,000 and $3,280,000, respectively. Dividends declared, not yet paid in 1999, 1998 and 1997 were $415,000, $408,000 and $300,000, respectively.

TRUST DEPARTMENT

In accordance with the usual practice of financial institutions, the assets and liabilities of individual trusts, agencies, and fiduciary funds are not included in the accompanying consolidated financial statements. Trust assets under management total approximately $804,400,000 and $867,312,000 at December 31, 1999 and 1998, respectively.

NOTE 2 - INVESTMENT SECURITIES

The components of investment securities, which management has classified entirely as available-for-sale are as follows:

                                                                       DECEMBER 31, 1999
                                            -------------------------------------------------------------------------
                                                                     GROSS              GROSS            ESTIMATED
                                               AMORTIZED          UNREALIZED         UNREALIZED           MARKET
                                                 COST                GAINS             LOSSES              VALUE
                                            -------------------------------------------------------------------------
US Treasury and US Government Corporation
   & Agency securities                      $   71,292,000      $       16,000      $ (1,234,000)      $  70,074,000
Mortgage-backed securities:
   US Government Agency                         33,231,000             106,000          (931,000)         32,406,000
   US Government-sponsored
     Agency securities                           3,165,000               8,000           (16,000)          3,157,000
Collateralized mortgage obligations             37,319,000               6,000          (639,000)         36,686,000
States and political subdivisions               19,934,000              51,000          (333,000)         19,652,000
Equity securities                                1,461,000                   0          (153,000)          1,308,000
                                            ----------------    ----------------    --------------     --------------

                                            $  166,402,000      $      187,000      $ (3,306,000)      $ 163,283,000
                                            ----------------    ----------------    --------------     --------------
                                            ----------------    ----------------    --------------     --------------

The collateralized mortgage obligations owned by the Bank at December 31, 1999 are issued or guaranteed by a US Government Agency ("GNMA") or US Government-sponsored Agencies ("FNMA" and "FHLMC") or are collateralized by mortgage-backed securities issued or guaranteed by the same agencies. These securities have weighted average lives estimated at less than five years, although actual terms to maturity may differ due to the variability of principal repayments. Equity securities are comprised of mutual fund shares in a variable-rate government bond fund.

                                                                       DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                                                     GROSS              GROSS            ESTIMATED
                                               AMORTIZED          UNREALIZED         UNREALIZED           MARKET
                                                 COST                GAINS             LOSSES              VALUE
                                            -------------------------------------------------------------------------
US Treasury and US Government Corporation
   & Agency securities                      $   59,655,000      $      323,000      $    (71,000)      $  59,907,000
Mortgage-backed securities:
   US Government Agency                         38,009,000             314,000           (63,000)         38,260,000
   US Government-sponsored




     Agency securities                           4,922,000              64,000           (16,000)          4,970,000
Collateralized mortgage obligations             38,418,000             171,000           (82,000)         38,507,000
States and political subdivisions               17,236,000             892,000                            18,128,000
Equity securities                                1,461,000                              (126,000)          1,335,000
                                            ----------------    ----------------    --------------     --------------

                                            $  159,701,000      $    1,764,000      $   (358,000)      $ 161,107,000
                                            ----------------    ----------------    --------------     --------------
                                            ----------------    ----------------    --------------     --------------

The maturity distribution of available-for-sale investment securities at December 31, 1999 is as follows:

                                                                                      AMORTIZED          ESTIMATED
                                                                                        COST           MARKET VALUE
                                                                                    --------------------------------
Due in one year or less                                                             $   5,000,000      $   4,995,000
Due from one year through five years                                                   58,951,000         57,796,000
Due from five years through ten years                                                  12,004,000         11,860,000
Due after ten years                                                                     9,048,000          8,880,000
Mortgage-backed and guaranteed Small Business Administration
   loan-backed securities                                                              79,938,000         78,444,000
Equity securities                                                                       1,461,000         1,308,0000
                                                                                    --------------     --------------

                                                                                    $ 166,402,000      $ 163,283,000
                                                                                    --------------     --------------
                                                                                    --------------     --------------

The maturities of mortgage-backed securities, collateralized mortgage obligations, and Small Business Administration (a US Government Agency) loan-backed securities will differ from contractually-stated maturities because the mortgages or loans underlying the securities amortize regularly and may also prepay without penalty; in addition, equity securities have no stated maturity date. Accordingly, these securities are listed separately in the above maturity distribution.

Securities with a fair value of $114,676,000 and $14,867,000 at December 31, 1999 and 1998, respectively, were pledged to secure certain deposits and other borrowings as required or permitted by law. Realized net gains from the sale of securities during 1999, 1998 and 1997 were $0, $0 and $44,000, respectively. The increase in pledged securities between 1998 and 1999 was the result of the Bank's decision to establish Y2K liquidity lines, none of which were drawn on.

NOTE 3 - LOANS AND LEASES, AND RESERVE FOR LOAN LOSSES

Loans and leases comprise the following:

                                                                                             DECEMBER 31,
                                                                                  ----------------------------------
                                                                                       1999               1998
                                                                                  ----------------------------------
LOANS AND LEASES:
  Commercial                                                                      $  154,290,000     $  156,236,000
  Real estate construction                                                            57,975,000         37,932,000
  Real estate mortgage                                                               120,256,000         93,681,000
  Consumer                                                                            58,076,000         48,375,000
  Lease financing                                                                      7,852,000          6,199,000
                                                                                  ---------------    ---------------

                                                                                     398,449,000        342,423,000

LESS:
  Unearned income and fees                                                             1,073,000          1,648,000
  Reserve for  loan losses                                                             5,412,000          4,767,000
                                                                                  ---------------    ---------------

Total                                                                             $  391,964,000     $  336,008,000
                                                                                  ---------------    ---------------
                                                                                  ---------------    ---------------

At December 31, 1999, minimum lease payments to be received on direct financing leases for each of the succeeding years ending December 31 are estimated as follows: $3,469,000 in 2000, $2,570,000 in 2001, $1,577,000 in 2002, $946,000 in
2003 and $375,000 in 2004.

The Bank has made loans to various directors and officers of the Bank or SFC. The loans, which were made in accordance with the Bank's general lending policies, totaled $119,000 and $1,363,000 at December 31, 1999 and 1998, respectively. During 1999, new loans (including drawdowns on revolving lines of credit and advances) aggregated $0 and repayments aggregated $1,244,000.

Loans placed on non-accrual status totaled $2,759,000 and $1,211,000 at December 31, 1999 and 1998, respectively. The Bank's investment in impaired loans was $1,351,000 and $549,000 at December 31, 1999 and 1998, respectively, for which it had established reserves for estimated losses of $150,000 and $97,000. The average recorded investment in impaired loans during 1999 and 1998 was $1,354,000 and $552,000, respectively. Interest income on impaired loans of $116,000, $40,000 and $41,000 was recognized for cash payments received in 1999, 1998 and 1997, respectively.

Activity in the reserve for loan losses follows:

                                                                                   YEAR ENDED
                                                                                   DECEMBER 31
                                                             -------------------------------------------------------
                                                                  1999                 1998               1997
                                                             -------------------------------------------------------
Balance at beginning of year                                 $    4,767,000       $    3,624,000     $    2,837,000
Provision charged to expense                                      7,230,000            1,805,000          1,452,000
Loans charged off                                                (6,769,000)            (735,000)          (789,000)
Recoveries                                                          184,000               73,000            124,000
                                                             ----------------     ---------------    ---------------

Balance at end of year                                       $    5,412,000       $    4,767,000     $    3,624,000
                                                             ----------------     ---------------    ---------------
                                                             ----------------     ---------------    ---------------

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of:

                                                                                             DECEMBER 31,
                                                                                  ----------------------------------
                                                                                       1999               1998
                                                                                  ----------------------------------
Furniture, fixtures and equipment                                                 $    8,634,000     $    7,047,000
Leasehold improvements                                                                 3,505,000          3,083,000
Premises                                                                                 777,000             89,000
                                                                                  ---------------    ---------------

                                                                                      12,916,000         10,219,000
Less: Accumulated depreciation and amortization                                        6,976,000          5,778,000
                                                                                  ---------------    ---------------

Premises and equipment, net                                                       $    6,012,000     $    4,441,000
                                                                                  ---------------    ---------------
                                                                                  ---------------    ---------------

Included in premises at December 31, 1999 is a branch office leased under a capital lease in the amount of $760,000. Future minimum lease payments at December 31, 1999 are as follows:

2000                                                                     $      167,000
2001                                                                            171,000
2002                                                                            180,000
2003                                                                            180,000


2004                                                                            192,000
Thereafter                                                                    5,973,000
                                                                         ---------------

Total minimum capital lease payments                                     $    6,863,000
                                                                         ---------------
                                                                         ---------------

The Bank leases its facilities under non-cancelable operating leases that expire at various times beginning in the years 2001 through 2026. The Bank leases one of its offices from a partnership in which a director of the Bank is the general partner under a lease expiring on September 24, 2006. In the opinion of management, the terms of the lease are comparable to the terms of other leases that could be obtained if the Bank leased similar space from an unrelated party. The lease agreements have option periods to extend at rates equivalent to the then market rates. The future minimum rental commitments at December 31, 1999 are as follows:

2000                                                                     $    1,820,000
2001                                                                          2,442,000
2002                                                                          2,393,000
2003                                                                          2,292,000
2004                                                                          1,763,000
Thereafter                                                                   10,944,000
                                                                         ---------------

Total minimum lease payments                                             $   21,654,000
                                                                         ---------------
                                                                         ---------------

The total rental expense was $1,424,000, $1,350,000 and $1,102,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 5 - NON-INTEREST INCOME AND EXPENSE

Non-interest income consists of:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                              ------------------------------------------------------
                                                                   1999                1998               1997
                                                              ------------------------------------------------------
Customer service charges                                      $    1,955,000      $    2,269,000     $    1,833,000
Trust income                                                       2,528,000           2,140,000          1,862,000
Other fees                                                           857,000           1,299,000          1,429,000
Other non-interest income                                            284,000             387,000            266,000
                                                              ---------------     ---------------    ---------------

                                                              $    5,624,000      $    6,095,000     $    5,390,000
                                                              ---------------     ---------------    ---------------
                                                              ---------------     ---------------    ---------------

Non-interest expense consists of:

Salaries and employee benefits                                $   13,460,000      $   12,023,000     $   10,884,000
Occupancy & equipment                                              2,689,000           2,528,000          2,190,000
Depreciation and amortization                                      1,483,000           1,200,000          1,156,000
Data processing                                                      210,000             756,000            615,000
Professional services                                              1,463,000           2,052,000          1,472,000
Other general and administrative                                   4,709,000           4,264,000          3,851,000
                                                              ---------------     ---------------    ----------------

                                                              $   24,014,000      $   22,823,000     $   20,168,000
                                                              ---------------     ---------------    ----------------
                                                              ---------------     ---------------    ----------------

NOTE 6 - INCOME TAXES

The provision for income taxes includes the following components:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                   1999                1998               1997
                                                              -------------------------------------------------------
CURRENT:
Federal                                                       $    2,225,000      $    3,460,000     $    2,210,000
State                                                                764,000           1,157,000            892,000
                                                              ---------------     ---------------    ----------------

                                                                   2,989,000           4,617,000          3,102,000

DEFERRED:
Federal                                                             (206,000)           (574,000)          (245,000)
State                                                                  7,000             (48,000)           (99,000)
                                                              ---------------     ---------------    ----------------

                                                                    (199,000)           (622,000)          (344,000)
                                                              ---------------     ---------------    ----------------

                                                              $    2,790,000      $    3,995,000     $    2,758,000
                                                              ---------------     ---------------    ----------------
                                                              ---------------     ---------------    ----------------

Deferred tax assets and liabilities represent the expected future income tax impact of the differences between tax basis and financial statement basis of assets and liabilities.

The components of net deferred tax assets were as follows:

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  -----------------------------------
Loan loss provision                                                               $    1,661,000     $    1,273,000
Deferred loan fees                                                                       437,000            332,000
Leases                                                                                  (555,000)          (236,000)
Deferred compensation                                                                    564,000            460,000
Fixed assets                                                                             549,000            335,000
Unrealized gain on AFS securities                                                      1,259,000           (599,000)
Other                                                                                   (282,000)           217,000
                                                                                  ---------------    ----------------

                                                                                  $    3,633,000     $    1,782,000
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------

Based on SFC's earnings history and projections, management considers the net deferred tax asset to be realizable. Accordingly, no valuation allowance has been established.

The reconciliation between the statutory Federal income tax rate and the effective rate follows:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                   1999               1998                1997
                                                              -------------------------------------------------------
Federal statutory rate                                              34%                 34%                34%
Tax exempt income                                                   (5)                 (8)                (4)
State tax, net of Federal tax effect                                 7                  11                  8
Other                                                                2                   4                  1
                                                              ---------------     --------------     ----------------

Effective tax rate                                                  39%                 41%                39%
                                                              ---------------     --------------     ----------------
                                                              ---------------     --------------     ----------------

NOTE 7 - EMPLOYEE BENEFIT PLANS

SFC has a 401(k) plan covering substantially all employees who meet certain age and service requirements. The Board of Directors determines employer contributions based on net income. During 1999, 1998 and 1997 SFC contributed to the plan $306,000, $240,000 and $226,000, respectively. The Scripps Bank Board of Directors changed the plan to a matching contribution, effective January 1999. In 1999, SFC contributed an amount equal to 50% of the employee's contribution, up to 12% of the employee's salary. Beginning January 1, 2000 the SFC contribution was reduced to 50% of the employee's contribution, up to 6% of the employee's salary.

In 1996, the ESOP obtained a loan to purchase shares of common stock, which are held by a third party lender as security for the loan. The loan is guaranteed by the Bank as to payment of principal and interest. The outstanding loan balances at December 31, 1999 and 1998 were $44,000 and $76,000, respectively. SFC's contributions to the ESOP during 1999, 1998 and 1997 were approximately $40,000, $80,000 and $75,000 respectively. At December 31, 1999, approximately 103,200 shares owned by the ESOP are allocated to the ESOP participants, and approximately 6,400 shares currently owned by the ESOP are held as collateral for the ESOP loan.

SFC has a stock purchase plan in which all employees and directors may participate. SFC contributes an amount equal to 25% of the participants' contributions; these contributions are then used to purchase common stock of SFC. During 1999, 1998 and 1997, SFC contributed $59,000, $60,000 and $46,000, respectively, to the plan. The plan held approximately 134,000 and 122,300 shares of common stock at December 31, 1999 and 1998, respectively.

The Bank has adopted supplemental retirement plans to provide additional retirement benefits for its president. The present value of the estimated future obligation is being accrued and funded over the vesting period.

NOTE 8 - STOCK OPTIONS

EMPLOYEE STOCK OPTION PLANS

SFC has granted incentive stock options and non-qualified stock options to certain officers, employees and directors to purchase common stock. The purpose of these Plans is to advance the interest of SFC and its shareholders by providing officers, directors and key employees with an incentive to serve and to continue service with SFC. SFC currently has options outstanding under three option plans, the 1998 Outside Director Plan ("1998 Plan"), the 1995 Stock Option Plan ("1995 Plan"), and the 1992 Stock Option Plan ("1992 Plan").

The stock options under these plans vest at various rates up to five years and expire over a period of up to ten years. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at a price equal to the market value of SFC's common stock at the date of grant. Had compensation cost for SFC's stock based compensation plans been determined based on the estimated fair value at the grant date rather than market value during the year ended December 31, 1999, SFC's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                   1999                1998               1997
                                                              -------------------------------------------------------
NET INCOME:
As reported                                                   $    4,429,000      $    5,868,000     $    4,230,000
Pro forma                                                     $    4,265,000      $    5,697,000     $    4,143,000

BASIC EARNINGS PER SHARE:
As reported                                                      $.64                $.87               $.63
Pro forma                                                        $.62                $.84               $.62

DILUTED EARNINGS PER SHARE:
As reported                                                      $.63                $.84               $.61
Pro forma                                                        $.61                $.82               $.59

The fair value of each option grant has been estimated on the date of grant using the following assumptions: for 1999: an expected option life of three and eight years, a constant dividend yield of 1%, a risk-free interest rate of 6.62% and 6.79%, and a volatility factor of 31%; for 1998: an expected option life of three and eight years, a constant dividend yield of 1%, a risk-free interest rate of 4.60% and 4.80%, and a volatility factor of 34%; for 1997: an expected option life of eight years, a constant dividend yield of 1%, a risk-free interest rate of 5.60%, and a volatility factor of 27%.

Employee transactions are summarized as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                     1999                      1998                     1997
                                              -----------------------------------------------------------------------
                                              NUMBER      WEIGHTED     NUMBER      WEIGHTED     NUMBER      WEIGHTED
                                                OF        AVERAGE        OF        AVERAGE        OF        AVERAGE
                                              OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                              -------     --------     --------    ---------    --------    ---------
EMPLOYEE STOCK OPTIONS

Options outstanding at beginning of year      388,847       $9.51      417,095       $7.31      421,904       $4.67
   Granted                                     44,500       14.75       55,000       18.34       92,194       16.51
   Exercised                                  111,278        4.07       74,438        3.95       94,825        3.63
   Forfeited                                   26,668       14.72        8,810        7.00        2,178        5.70
                                              -------                  --------                 --------

Options outstanding at end of year            295,401       11.88      388,847        9.51      417,095        7.31
                                              -------                  --------                 -------
                                              -------                  --------                 -------

Options exercisable at end of year            158,487        9.26      204,045        5.48      199,885        4.09

Weighted average fair value per share of
  options granted during the year                           $5.97                    $7.37                    $6.88

The following table summarizes information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      ----------------------------------------------------------     --------------------------------
                                                 WEIGHTED-
                                                  AVERAGE           WEIGHTED-
      RANGE OF                                   REMAINING           AVERAGE                              WEIGHTED-
      EXERCISE               NUMBER             CONTRACTUAL          EXERCISE          NUMBER OF           AVERAGE
       PRICES              OUTSTANDING             LIFE               PRICE             OPTIONS             PRICE
                      ----------------------------------------------------------     --------------------------------
      $3 to $9               146,801             4.8 yrs.           $   5.97             114,047         $   5.35
     $10 to $20              148,600             7.5 yrs.           $  17.71              44,440         $  19.29

Approximately 260,500 shares of common stock were available for future grant under the Plan at December 31, 1999.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with disclosure requirements, management has estimated the fair value of SFC's financial instruments. In cases where quoted market prices are not available, fair value estimates are based on the present value of expected future cash flows, or other valuation techniques, all of which are significantly affected by the assumptions used therein. Accordingly, most fair value estimates cannot be substantiated by comparison to independent market quotes and could not be realized from offering for sale SFC's entire holdings of a particular financial instrument at one time. Furthermore, management does not intend to dispose of significant portions of all of its financial instruments and, thus, any aggregate unrealized gain or loss should not be interpreted as a forecast of future earnings and cash flows.

Certain financial instruments such as equity investments in consolidated subsidiaries, obligations for pension and other postretirement benefits and deferred compensation arrangements, among others, are generally excluded from fair value disclosure requirements. In addition, the fair value estimates do not attempt to include the value of anticipated future business, such as trust and core deposit relationships, and the value of assets and liabilities that are not considered financial instruments such as deferred tax assets, intangibles, and premises and equipment.

The fair values of financial instruments are derived using numerous subjective assumptions and may not be necessarily indicative of the net realizable or liquidation value of these instruments. These fair value estimates involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The fair values are also influenced by the estimation methods, including discount rates and cash flow assumptions, chosen from acceptable alternatives. Comparisons of fair value information among companies are limited by variability in estimations and judgments.

The following methods and assumptions were used to estimate the fair value of each material class of financial instruments at a specific point in time:

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

The carrying amount of these financial instruments reasonably approximates fair value.

INVESTMENT SECURITIES

The fair value of investment securities is based upon independently quoted market prices.

LOANS AND LEASES

The fair value of loans and leases is based upon the aggregate estimated fair values of each product type, giving effect to credit quality and time to maturity. The fair value of fixed rate loans and leases is estimated by discounting expected future cash flows, based upon rates offered as of the reporting date for similar loans and leases. The carrying amount of variable rate loans reasonably approximates fair value.

DEPOSITS

The fair value of demand, money market, NOW and savings deposits is the amount payable on demand at the reporting date. The carrying amount for variable rate time deposit accounts reasonably approximates fair value. The fair value of fixed rate time deposits is estimated using a discounted cash flow calculation. The discount rate on such deposits is based upon rates offered as of the reporting date for deposits with similar remaining maturities.

GUARANTEE OF LOAN TO ESOP TRUST

The carrying amount of this financial instrument reasonably approximates fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments to extend credit and letters of credit is estimated to be the cost to terminate or otherwise settle such obligations with counterparties. The fair value of such items at the reporting date is not considered to be material in relation to the consolidated financial statements taken as a whole (Note 11).

The carrying amount and fair value of SFC's financial instruments are as follows:


                                                          DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                  -------------------------------     ------------------------------
                                                      CARRY             FAIR             CARRY             FAIR
                                                      AMOUNT            VALUE            AMOUNT            VALUE
                                                  -------------      ------------     ------------      ------------
FINANCIAL ASSETS:
Cash and due from banks                           $  25,046,000      $ 25,046,000     $ 24,330,000      $ 24,330,000
Federal funds sold                                   29,670,000        29,670,000       42,790,000        42,790,000
Investment securities, available-for-sale           165,076,000       165,076,000      162,317,000       162,317,000
Loans and leases, net                               391,964,000       391,096,000      336,008,000       337,588,000

FINANCIAL LIABILITIES:
Deposits                                            582,385,000       582,356,000      530,974,000       531,120,000
Guarantee of loan to ESOP trust                          44,000            44,000           76,000            76,000


NOTE 10 - FINANCIAL INSTITUTION RISK

In the normal course of its business, SFC encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk, and market risk. SFC is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Bank's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities. Additionally, SFC is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. SFC also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other income-producing commercial properties.

The Bank's lending activities are concentrated in San Diego County, California. The Bank's commercial loan portfolio is diverse as to the industries represented. The real estate portion of the loan portfolio includes credits to many different borrowers for a variety of projects and for residential real estate.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Undisbursed loan commitments amount to approximately $193,604,000 and $157,757,000 at December 31, 1999 and 1998, respectively. Standby letters of credit total approximately $1,927,000 and $4,447,000 at December 31, 1999 and 1998, respectively. International letters of credit total approximately $1,362,000 and $477,000 at December 31, 1999 and 1998, respectively.

SFC is at times subject to pending and threatened legal actions that arise out of the normal course of business. Management has reviewed these matters with legal counsel and, in the opinion of management, the ultimate disposition of all pending or threatened litigation will not have a material effect on the financial condition or results of operations of SFC.

The Bank has a line of credit available to purchase federal funds from a non-affiliated financial institution at the prevailing market rate. The line is subject to the availability of funds at the lending institution. The Bank also has borrowing lines with Federal Reserve Bank "FRB" and Federal Home Loan Bank "FHLB". Borrowing at FRB would be at the discount rate as set by FRB. Borrowing at FHLB would be at the prevailing rate offered by FHLB. No amounts were outstanding on any line at December 31, 1999 and 1998.

NOTE 12 - REGULATORY CAPITAL REQUIREMENTS

Risk-based capital guidelines issued by bank regulatory authorities incorporate into the determination of capital adequacy an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The guidelines for an adequately capitalized institution require a total capital to risk-weighted assets ratio of at least 8.0% and a tier 1 capital to risk-weighted assets ratio of at least 4.0%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as tier 1 capital divided by average total assets of the most recent quarter. A minimum leverage ratio of 4.0% is required for most banking institutions. As of December 31, 1999, the most recent notification from the appropriate regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events subsequent to December 31, 1999, which would have caused a change in the Bank's category. The following table summarizes SFC and the Bank's regulatory capital ratios:


                                                             ACTUAL
                                                          DECEMBER 31,                   WELL
                                               ---------------------------------      CAPITALIZED        REGULATORY
                                                    1999              1998             THRESHOLD          MINIMUM
                                               ---------------------------------
SFC
Total risk-based capital ratio                      11.4%             11.3%              10.0%              8.0%
Tier 1 risk-based capital ratio                     10.2%             10.2%               6.0%              4.0%
Leverage ratio                                       7.5%              7.6%               5.0%              4.0%

BANK
Total risk-based capital ratio                      11.2%             11.3%              10.0%              8.0%
Tier 1 risk-based capital ratio                     10.1%             10.2%               6.0%              4.0%
Leverage ratio                                       7.4%              7.6%               5.0%              4.0%


NOTE 13 - MERGER

On August 31, 1998, Pacific Commerce Bank was merged with and into Scripps Bank. Pursuant to the Agreement and Plan of Merger, dated April 22, 1998, each share of Pacific Commerce Bank was exchanged for 2.1789 shares of Scripps Bank common stock, resulting in approximately 1.8 million shares being issued. At the date of merger, Pacific Commerce Bank had total assets of $72.3 million, including $43.5 in loans and $22.3 million in investment securities, and $65.0 million in liabilities, including $64.2 million in deposits. The merger was accounted for as a pooling-of-interests and, accordingly, financial results for 1998 and prior periods include the combined financial results of both entities.

Merger costs totaling $821,000 were recorded during 1998 in connection with the Pacific Commerce Bank transaction. Such costs related primarily to professional, legal and other support activities.

NOTE 14 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following tables present condensed financial information for 1999, the year in which SFC was formed.

Condensed Parent Only Statement of Financial Condition
------------------------------------------------------


                                                                                              December 31,
                                                                                                  1999
                                                                                              ------------
ASSETS

Cash and cash equivalents                                                                        $120,000
Investment in subsidiary                                                                       44,794,000
Other assets and accrued interest receivable                                                      812,000
                                                                                              ------------

                                                                                              $45,726,000
                                                                                              ------------
                                                                                              ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities and accrued interest expense                                                   $429,000
                                                                                              ------------

                       Total liabilities                                                          429,000
                                                                                              ------------

Stockholders' equity:
        Common stock, no par value; authorized
              20,000,000 shares; issued and outstanding
              6,909,000 shares                                                                 34,702,000
        Retained earnings                                                                      12,497,000
        Guarantee of loan to ESOP Trust                                                           (44,000)
        Accumulated other comprehensive income, net                                            (1,858,000)
                                                                                              ------------

                       Total stockholders' equity                                              45,297,000
                                                                                              ------------

                                                                                              $45,726,000
                                                                                              ------------
                                                                                              ------------


Condensed Parent Only Statement of Income
-----------------------------------------


                                                                                               Year Ended
                                                                                              December 31,
                                                                                                  1999
                                                                                              ------------
Non-interest income                                                                                    $0
Non-interest expense                                                                             (223,000)
                                                                                              ------------

Income before provision for income taxes                                                         (223,000)

Provision for income taxes                                                                         64,000
                                                                                              ------------




Income before undistributed income of subsidiary                                                 (159,000)

Equity in undistributed income of subsidiary                                                    4,588,000
                                                                                              ------------

Net income                                                                                     $4,429,000
                                                                                              ------------
                                                                                              ------------

Basic net income per share                                                                          $0.64
                                                                                              ------------
                                                                                              ------------

Diluted net income per share                                                                        $0.63
                                                                                              ------------
                                                                                              ------------


Condensed Parent Only Statement of Cash Flows
---------------------------------------------


                                                                                               Year Ended
                                                                                              December 31,
                                                                                                  1999
                                                                                              ------------
Cash flows from operating activities:
            Net income                                                                         $4,429,000
        Adjustments to reconcile net income to net
              cash provided by operating activities:
                  Equity in undistributed income from subsidiary                               (4,588,000)
               Increase in other assets and accrued interest receivable                          (812,000)
               Increase in other liabilities and accrued interest expense                         423,000
                                                                                              ------------

                       Net cash used by operating activities                                     (548,000)
                                                                                              ------------

Cash flows from investing activities:
              Net cash provided by subsidiary                                                     880,000
                                                                                              ------------

                       Net cash provided by investing activities                                  880,000
                                                                                              ------------




Cash flows from financing activities:
        Net proceeds from issuance of common stock                                                610,000
        Dividends paid                                                                           (822,000)
                                                                                              ------------

                       Net cash used by financing activities                                     (212,000)
                                                                                              ------------

Net Increase in cash and cash equivalents                                                         120,000

Cash and cash equivalents at beginning of year                                                          0
                                                                                              ------------

Cash and cash equivalents at end of year                                                         $120,000
                                                                                              ------------
                                                                                              ------------


NOTE 15 - SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)


                                                                1999 Quarters Ended
                                               ----------------------------------------------------
                                               December 31   September 30    June 30     March 31
                                               ----------------------------------------------------
Interest income                                $12,416,000   $11,757,000  $11,119,000  $10,979,000

Interest expense                                (3,812,000)   (3,296,000)  (3,011,000)  (3,313,000)
                                               ----------------------------------------------------

Net interest income                              8,604,000     8,461,000    8,108,000    7,666,000

Provision for  loan losses                      (4,320,000)     (750,000)  (1,275,000)    (885,000)
                                               ----------------------------------------------------

Net interest income after provision for
       loan losses                               4,284,000     7,711,000    6,833,000    6,781,000

Non-interest income                              1,407,000     1,417,000    1,404,000    1,396,000
Non-interest expense                            (5,964,000)   (6,552,000)  (5,854,000)  (5,644,000)
                                               ----------------------------------------------------

Income before provision for income taxes          (273,000)    2,576,000    2,383,000    2,533,000

Provision for income taxes                         192,000    (1,030,000)    (952,000)  (1,000,000)
                                               ----------------------------------------------------

Net income                                        ($81,000)   $1,546,000   $1,431,000   $1,533,000
                                               ----------------------------------------------------
                                               ----------------------------------------------------



Basic net income per share                          ($0.01)        $0.22        $0.21        $0.22
                                               ----------------------------------------------------
                                               ----------------------------------------------------

Diluted net income per share                        ($0.02)        $0.22        $0.21        $0.22
                                               ----------------------------------------------------
                                               ----------------------------------------------------


                                                                1998 Quarters Ended
                                               ----------------------------------------------------
                                               December 31   September 30    June 30     March 31
                                               ----------------------------------------------------
Interest income                                $11,130,000   $10,897,000  $10,185,000   $9,499,000

Interest expense                                (3,548,000)   (3,531,000)  (3,190,000)  (3,046,000)
                                               ----------------------------------------------------

Net interest income                              7,582,000     7,366,000    6,995,000    6,453,000

Provision for  loan losses                        (360,000)     (520,000)    (465,000)    (460,000)
                                               ----------------------------------------------------

Net interest income after provision for
       loan losses                               7,222,000     6,846,000    6,530,000    5,993,000

Non-interest income                              1,320,000     1,494,000    1,613,000    1,668,000
Non-interest expense                            (5,902,000)   (5,861,000)  (5,636,000)  (5,424,000)
                                               ----------------------------------------------------

Income before provision for income taxes         2,640,000     2,479,000    2,507,000    2,237,000


Provision for income taxes                      (1,107,000)   (1,006,000)  (1,002,000)    (880,000)
                                               ----------------------------------------------------

Net income                                      $1,533,000    $1,473,000   $1,505,000   $1,357,000
                                               ----------------------------------------------------
                                               ----------------------------------------------------

Basic net income per share                           $0.23         $0.22        $0.22        $0.20
                                               ----------------------------------------------------
                                               ----------------------------------------------------

Diluted net income per share                         $0.21         $0.21        $0.22        $0.20
                                               ----------------------------------------------------
                                               ----------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.


NAME AND ADDRESS OF
 BENEFICIAL OWNERS                               AGE                           POSITION(S)
---------------------------------------          ---                           -----------
Ronald J. Carlson......................          65           President, Chief Executive Officer and Director of SFC
M. Catherine Wright....................          49           Secretary and Chief Financial Officer of SFC
Christopher C. Calkins.................          54           Director
Christopher S. McKellar................          50           Director
William E. Nelson......................          73           Chairman of the Board
Alfred B. Salganick, M.D...............          62           Director
William T. Stephens....................          61           Director

CHRISTOPHER C. CALKINS is a director of SFC, Vice Chairman of the Board of Scripps, President of Carltas Management, Manager of Carltas Company, a real estate holding company, and general counsel of the Paul Ecke Ranch, a floricultural production company. He has been a director of Scripps since 1984. He is a Director of the Thomas C. Ackerman Foundation and President of the Charles H. and Anna S. Stern Foundation. Mr. Calkins is a former partner of the law firm of Gray Cary Ames & Frye (now Gray Cary Ware & Freidenrich).

RONALD J. CARLSON is President and a director of SFC. He assumed the position of President and Chief Operating Officer of Scripps Bank (in organization) on July 1, 1983, and was named President and Chief Executive Officer of Scripps Bank on December 20, 1984. Prior to joining Scripps, Mr. Carlson served as President and Chief Executive Officer of the Bank of Rancho Bernardo from 1981 to 1983, and President and Chief Operating Officer and Executive Vice President of La Jolla Bank & Trust Company from 1973 to 1980. Prior to his employment with La Jolla Bank & Trust Company, he was employed by California First Bank (now Union Bank of California) for 10 years in various assignments including Manager of the Main Office and Regional Vice President. Mr. Carlson has a B.S. degree from the University of Colorado. He is a Regent of California Lutheran University, Chairman of the Board of Directors of the Greater San Diego Division of the American Heart Association, Advisory Director of the Salvation Army, and a Trustee of the San Diego Maritime Museum.

CHRISTOPHER S. MCKELLAR was a director of Scripps from 1984 until the 1999 annual meeting of Scripps and is a director of SFC. He is Chief Executive Officer of California Traditions, Inc. Mr. McKellar has been involved in more than $1 billion of commercial, industrial and residential development in Southern California and Utah. Mr. McKellar serves as Chairman of the Board of the Medical Biology Institute. Formerly, he served on the boards of the Scripps Memorial Hospital Foundation, Chancellor's Advisory Board of University of California, San Diego, and the Mayor's Housing Committee.

WILLIAM E. NELSON has been Chairman of the Board of Scripps since 1984 and is Chairman of the Board of SFC. He is an attorney and real estate developer. He served as President and Chief Executive Officer of Scripps Institution of Medicine and Science from 1993 to 1996. He has been the prime developer of several commercial buildings in Southern California. He has also authored books and articles on real estate finance and served as a Lecturer on finance at the University of Southern California. He currently is a Regent's Lecturer on Economics and Ethics of Health Care at University of California, San Diego. He is currently President and a Director of the San Diego Blood Bank, a Director of the San Diego Dialogue, which he also founded, and is involved with other community activities such as the San Diego Opera.

ALFRED B. SALGANICK, M.D. is on the board of SFC. He retired from his practice as a family practice physician in 1997. He received his pre-medical education in New York and completed medical school in Chicago. Dr. Salganick served in the U.S. Navy from 1965 through 1967 and then practiced medicine in Chula Vista, California from 1967 through 1997. He was a founder and Chairman of the Board of Pacific Commerce Bank ("PCB") in Chula Vista, which merged with Scripps in 1998. Immediately after the PCB merger, Dr. Salganick joined the Scripps Board. Dr. Salganick has been a member of the New York Stock Exchange since 1978.

WILLIAM T. STEPHENS is a director of SFC, director of Scripps since 1996 and President of Kennebec Financial Corporation, a company providing trustee and investment services to private trusts. Mr. Stephens has been in banking for over 35 years and served on the board of directors of San Diego Trust and Saving Bank until its sale in 1994. He currently is a Director of the J.W. Sefton Foundation and serves on the Board of Directors of the San Diego County Tax Payers Association and is an active member of the San Diego Downtown Rotary Club. He has served as an officer and director for many local philanthropic organizations including having served as President and a Director of the local American Cancer Society. Mr. Stephens is a Staff Commodore of the San Diego Yacht Club and a member of the De Anza Country Club.

M. CATHERINE WRIGHT assumed the position of Senior Vice President/Chief Financial Officer/Finance & Administration Division Manager of Scripps in December 1997 and is Secretary and Chief Financial Officer of SFC. Ms. Wright has over 25 years of banking experience which include serving as Senior Vice President/Cashier at First National Bank, Vice President/Cashier at Bank of Commerce and in various capacities in the areas of lending and operations at Bank of America. She has a B.S. in Accountancy from National University, San Diego and is a graduate of Pacific Coast Banking School at the University of Washington and the ABA National School of Bank Investments and Financial Management. Ms. Wright is a member of Financial Women International.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

To the knowledge of SFC, no director, officer or beneficial owner of greater than 10% of the common stock of SFC during fiscal 1999 failed to file on a timely basis reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to or earned by the named executive officers--the SFC President and Chief Executive Officer, and the Secretary and Chief Financial Officer--the only two officers of SFC during the fiscal year ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                1999 ANNUAL
                                                COMPENSATION                      LONG-TERM COMPENSATION AWARDS
                                        ---------------------------- ----------------------------------------------------
                                                                          SECURITIES                   OTHER
NAME AND PRINCIPAL POSITION                SALARY        BONUS        UNDERLYING OPTIONS          COMPENSATION (1)
--------------------------------------- ------------ -------------- -------------------- --------------------------------
Ronald J. Carlson, President and Chief    $230,000        $22,304             -                               $219,489 (2)
   Executive Officer
M. Catherine Wright, Secretary and          87,550          9,044             -                                 11,831
   Chief Financial Officer

----------------------------------
(1) Includes taxable auto allowance or lease value, club dues, term life insurance in excess of $50,000, and the bank's contribution to the Stock Purchase Plan, the Stock Ownership Plan and the 401(k) Plan.
(2)  Includes accruals toward supplemental retirement plans.

There were no grants of options to purchase SFC Common Stock made during the fiscal year ended December 31, 1999 to the named executive officers.

The following table provides the specified information concerning option exercises during fiscal year 1999 and the exercisable and unexercisable options held by the named executive officers.

                OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

                                                          NUMBER OF SECURITIES               VALUE OF UNEXERCISED IN-THE-
                                                         UNDERLYING UNEXERCISED                    MONEY OPTIONS AT
                                                     OPTIONS AT DECEMBER 31, 1999 (3)           DECEMBER 31, 1999 (2)
                                                     ---------------------------------- --------------------------------------
                              SHARES
                         ACQUIRED ON          VALUE
        NAME                EXERCISE    REALIZED(1)   EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-------------------- ---------------- -------------- --------------- ------------------ ---------------- ---------------------
Ronald J. Carlson              6,050        $64,731           9,840              11,210         $36,348              $9,087
M. Catherine Wright                0             $0           1,200               4,800              $0                  $0

---------------------------
(1) Difference between fair market value of shares acquired and cost of shares pursuant to exercise of option.
(2) Based on the closing sale price of SFC Common Stock as of December 31, 1999 as reported by Bloomberg Financial Markets Service ($13.50).
(3) The number of unexercised stock options has been restated to reflect the effect of all prior stock dividends and a two for one stock split declared in November 1997.

DIRECTORS' COMPENSATION

SFC and Scripps pay fees to all non-management directors for their attendance at board meetings and committee meetings, including $750 for attendance at board meetings and $200 for attendance at all committee meetings. Because of the additional time commitment, the Chairman of SFC and Scripps receives $1,500 per month for attendance at board meetings. No director has received reimbursement for travel expenses incurred in traveling to meetings. In 1999, as a group, SFC and Scripps non-management directors received compensation totaling $219,350 for services in their capacity as directors. This amount does not include approximately $34,100 contributed on their behalf by SFC and Scripps to the Restated Stock Purchase Plan. Under the 1992 Stock Option Plan, there were outstanding stock options for the purchase of 7,260 shares of common stock with a weighted average exercise price of $4.96. There are no shares available for grant in the 1992 Plan. In addition, under the 1998 Outside Directors Stock Option Plan, each non-employee director was granted an option to purchase 1,000 shares of Common Stock of SFC after the last annual meeting and will receive an option to purchase additional 1,000 shares upon re-election. As of December 31, 1999 there were outstanding stock options for the purchase of 30,000 shares of Common Stock with a weighted average exercise price of $17.47. As of that date, there were 70,000 shares available for grant.

SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

SUPPLEMENTAL RETIREMENT PLAN

Scripps has entered into a Supplemental Retirement Plan (the "Retirement Plan") with Mr. Carlson. Under the Retirement Plan, if Mr. Carlson remains in the employment of Scripps until he attains age 67, he will be entitled to a monthly annuity payment in the base amount of $4,167. The amount of the monthly payment will adjust annually by a three- percent increase as a cost-of-living adjustment. If Mr. Carlson terminates employment with Scripps prior to age 67, he may elect early commencement of a reduced monthly payment, as determined actuarially. However, if Mr. Carlson terminates employment prior to age 67 due to total disability, he will be entitled to the full amount of the monthly annuity payment beginning on the first day of the month following such termination of service. If Mr. Carlson dies and is survived by Barbara Ann Carlson, then she will be entitled for life to monthly payments equivalent to those Mr. Carlson would have received if he were alive. Scripps has established a grantor trust to which it may make contributions to help satisfy its obligations under the Retirement Plan. All assets held in the trust are subject to the claims of general creditors of Scripps.

PRESIDENT'S UNFUNDED DEFERRED COMPENSATION AGREEMENTS

Scripps has entered into two Unfunded Deferred Compensation Agreements (the "Deferred Compensation Agreements") with Mr. Carlson. Under one Deferred Compensation Agreement, an annual benefit of $20,000 per year is to be paid to Mr. Carlson following the latter of the dates at which he attains age 65 or the date he separates from service with Scripps. Payments are to be made each year beginning with the year in which Mr. Carlson attains age 66. The amount of this payment is adjusted on each annual anniversary date to take into effect any cost of living increases from the date in which he attains the age of 65. If Mr. Carlson dies, is impaired by a disability, or otherwise separates from service prior to attaining age 65, then he or Barbara Ann Carlson if he is deceased, receives a reduced annual benefit.

Under the other Deferred Compensation Agreement, an annual benefit of $25,000 per year, increased by 3% as a cost of living adjustment, is to be paid to Mr. Carlson commencing upon his retirement if he remains in the employment of Scripps until the earlier of October 1, 2002 or total and permanent disability. If Scripps terminates Mr. Carlson's employment prior to October 1, 2002 for reasons other than cause, he is entitled to receive the retirement benefit. If Mr. Carlson's employment is terminated by Scripps for cause at any time, no payments will be made under this Deferred Compensation Agreement. This Deferred Compensation Agreement includes death benefits payable to Deirdre Carlson.

The obligations of Scripps under the Deferred Compensation Agreements are unfunded. Scripps accrues a liability for its obligations each year, but does not set aside a separate fund to be held in trust for Mr. Carlson's benefit.

LONG TERM INCENTIVE COMPENSATION PLAN

The Bank has entered into a Long Term Incentive Compensation Plan with Mr. Carlson. The Plan allows for awards based on the bank's attainment of certain performance related goals. The goals will be measured as of December 31, 2001. If the goals are met or exceeded, awards would be payable to Mr. Carlson as of October 1, 2002. The maximum amount payable would be 140 percent of Mr. Carlson's salary as of October 1, 2002. Mr. Carlson will have the option to receive his award in the form of cash, SFC stock, or deferred payments up to five years.

EMPLOYMENT AGREEMENTS

Scripps has entered into employment agreements ("Employment Agreements") with Mr. Ronald Carlson and Ms. M. Catherine Wright, which provide for base annual salaries that adjust annually. As of December 31, 1999, the base salaries of such employees were $230,000 and $87,550, respectively. In addition, the Employment Agreements provide for an automobile use allowance. The respective terms of the Employment Agreements expire October 2002 and June 2001.

SCRIPPS FINANCIAL CORPORATION 1992 AND 1995 STOCK OPTION PLANS

The purpose of the SFC Stock Option Plans is to attract, retain and reward persons providing services to SFC and certain affiliated entities and to motivate such persons to contribute to the growth and profits of SFC. Options may be granted to directors and full-time salaried employees, including officers and directors who are also employees.

As of December 31, 1999, there were outstanding stock options for the purchase of 221,249 shares of Common Stock under the Stock Option Plan originally adopted in 1995 (the "1995 Plan") with a weighted average exercise price of $12.44 per share. As of that date, there were 190,542 shares of Common Stock available for grant under the 1995 Plan. As of December 31, 1999, there were outstanding stock options for the purchase of 44,152 shares of SFC Common Stock under the Stock Option Plan originally adopted in 1992 (the "1992 Plan"), with weighted average exercise price of $5.32 per share. No shares of Common Stock remain available for grant under the 1992 Plan.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The members of the Compensation and Nominations Committee review and recommend to the full Scripps board of directors the salaries and other terms of employment of executive officers of Scripps. The Scripps Compensation and Nominations Committee, comprised of Scripps directors F. Seth Brown, Christopher
C. Calkins, Ronald J. Carlson, Martin C. Dickinson, James A. McKellar, William
F. Miller, Jr., Gail K. Naughton, and William E. Nelson held seven meetings in 1999. Except for Mr. Carlson, none of these individuals was at any time during 1999 an officer or employee of Scripps. Martin Dickinson was formerly a senior vice president of Scripps but retired in 1996. The Compensation and Nomination Committee considers and sets, by recommendation to the full board, the individuals to be nominated for election to the board as well as the compensation, titles, and other aspects of the powers and names of individuals acting as, or being considered for, executive officers. Further, the Committee considers and sets, by similar recommendation, the general levels of compensation for all employees by class, not individually, and it reviews and sets by recommendation, any and all bonus, incentive plans, or other special awards and payments.

In its consideration of individual executive officers, weight is given to the recommendations of the Chief Executive Officer; however, supporting data such as industry comparisons and individual performance outcomes are also reviewed.

With respect to the CEO, his performance standards are established and agreed to in writing at the start of each year. The Chairman of the Board (who is not an officer or employee) reviews with the CEO the objective achievements as compared to those agreed upon standards each quarter. This review is documented as a signed report kept in the appropriate file.

The CEO's compensation is discussed and decided by the board when he is not present. The degree of difficulty of the agreed performance standards, the actual accomplishments, any special achievements, and the local industry trends rae all issues bearing on the ultimate compensation. Since the CEO's age at the commencement of his employment was significantly different than the ages of other executive officers, it was clear that the standard retirement program would seriously disadvantage him. Therefore, with the concurrence of the full board (except the CEO who was not present) special supplementary retirement programs were designed by a consultant and adopted by the board.

With respect to all compensation and benefits, the performance of SFC, objectively measured by Return on Equity, Return on Assets and other criteria approved by the Board, is a primary factor; however, subjective factors such as "shopping reports," customer comments and growth also have weight.

SHAREHOLDER TOTAL RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return to shareholders on the SFC's Common Stock with the cumulative total return on the American Stock Exchange Composite Index (Amex) and the S & P Banks Index for the five year period ending December 31, 1999. Since SFC was established in 1999, the data presented prior to 1999 represents the return for Scripps Bank Common Stock. (1)

                                   [GRAPHIC]


----------------------------------------------------------------------------------------------------------
                   12/31/94            12/31/95      12/31/96      12/31/97       12/31/98       12/31/99

----------------------------------------------------------------------------------------------------------
SFC                $100                $125.10       $179.10       $431.70        $ 351.90       $ 281.90
----------------------------------------------------------------------------------------------------------
Amex               $100                $126.42       $134.50       $163.13        $ 165.96       $ 214.40
----------------------------------------------------------------------------------------------------------
S & P Banks        $100                $158.40       $223.00       $321.00        $ 342.00       $ 298.60
----------------------------------------------------------------------------------------------------------

(1) Assumes that $100 was invested in SFC's Common Stock on December 31, 1994, and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of February 29, 2000, with respect to the beneficial ownership of SFC Common Stock by (i) all persons known by SFC to be the beneficial owners of more than five percent of the outstanding SFC Common Stock, (ii) each director of SFC, and (iii) each executive officer of SFC named in the Summary Compensation Table.

                                                                                                         SHARES THAT
                                                                                                         MAY BE
                                                                                                         ACQUIRED
                                                                                                         WITHIN 60 DAYS
NAME AND ADDRESS OF                                                                       PERCENTAGE OF  OF FEBRUARY
BENEFICIAL OWNERS (1)                                                   SHARES OWNED          CLASS (2)  29, 2000
---------------------------------------------------------------------   ------------      -------------  --------------
Ronald J. Carlson (3)                                                         31,200                  *           9,840
M. Catherine Wright (3)                                                        1,852                  *           1,200
Christopher C. Calkins (3)                                                    57,535                  *           1,000
Christopher S. McKellar (3)(4)(5)                                            286,650              4.15%           1,000
William E. Nelson (3)(6)                                                     578,068              8.36%           1,000
Alfred B. Salganick, M.D. (3)                                                492,384              7.12%           1,000
William T. Stephens (3)                                                       16,822                  *           1,000
Thomas W. Sefton Trust (7)                                                   710,208             10.27%               0
Executive Officers and Directors as a group (7 persons)                    2,174,719             31.38%          16,040

*Less than 1%
-----------------------------
(1) Except as indicated in the footnotes to this table, (a) the address of the persons named in this table is 5787 Chesapeake Court, San Diego, California 92123 and (b) the persons named in the table have sole voting and investment power with respect to all shares of SFC Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2) Calculated on the basis of 6,913,139 shares of Scripps Common Stock outstanding. Shares of Scripps Common Stock underlying options exercisable within 60 days of February 29, 2000 are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holders of such options.
(3) Includes shares beneficially owned as a participant in SFC Restated Stock Purchase Plan for employees, officers and directors of SFC and Scripps.
(4) Christopher S. McKellar is the son of James A. McKellar, who is on the Scripps Bank board of directors.
(5) Includes 5,240 shares held in trust for which Christopher S. McKellar is trustee, 56,332 shares held as custodian for the benefit of his children, and 57,474 shares held as a general partner and 114,460 shares held in the name of Axiom Inc.
(6) Includes 140,788 shares owned by Nelson Management, Inc., of which Mr. Nelson is President and 399,491 shares held in trust for which Mr. Nelson is co-trustee.
(7) The address of the Thomas W. Sefton Trust is 2550 Fifth Avenue, Suite 808, San Diego, California 92103-6624.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Scripps from time to time has outstanding extensions of credit to individual officers, directors, principal security holders or their associates. Extensions of credit to such persons were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features. The aggregate extensions of credit by Scripps to directors, executive officers, principal shareholders, employees and their associates as of December 31, 1999 totaled approximately $333,194.

SFC has entered into indemnification agreements in a form originally approved by its shareholders with each director and various executive officers containing provisions which may require it, among other things, to indemnify its officers and directors against liabilities that m may arise by reasons of their status or service as officers or directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Scripps and SFC intend to execute these agreements with their future directors and executive officers.

Richard B. Huntington, a director of Scripps, and his wife own shares of a corporation that is the general partner of the lessor of Scripps' Point Loma branch. Together, Mr. Huntington and his wife own one-third of the real estate partnership. The ten-year lease of Scripps for this office space began in 1997. Scripps paid for tenant improvements, which are amortized over the lease term, and monthly rent, which increases by 4% annually; 2000 rental and premises and equipment expenses are expected to be approximately $162,000.

In 1997 Sefton Capital Management began providing advisory services for the securities portfolio of Scripps. This agreement was approved by the Scripps Board of Directors. In 1998 an independent committee of the Scripps board of directors approved the Scripps trust department entering into a contract with Sefton Capital Management for the management of trust investment vehicles for which investment was not otherwise designated. The fees for these services were based upon the bank's understanding of the market rate for such services. In 1999, aggregate fees paid to Sefton Capital Management were approximately $217,000. In the first quarter of 1999, the Trust Department reviewed the services it could obtain elsewhere; it terminated the agreement with Sefton Capital Management effective May 1999. Harley K. Sefton, a director of Scripps, is an officer, principal and shareholder of Sefton Capital Management. In November 1999 Sefton Capital Management merged into another company, at which time the investment portfolio advisory service was moved to Chandler Asset Management in San Diego.

The husband of Susan Whiteley, the Senior Vice President/Services and Support Division Manager of Scripps, is the Chief Operating Officer of Advanced Network, Inc. ANI provides Scripps with information technology consulting, automated teller machine processing and servicing and merchant deposit processing services. The fee arrangements with ANI were based in part on competitive bids and were approved by the board of directors of Scripps. Scripps paid ANI an aggregate of approximately $373,000 in 1999.

When PCB merged with and into Scripps in 1998, Dr. Salganick, the former Chairman of PCB, became a director of Scripps and began to receive compensation and stock options at the same level as the other outside directors of Scripps. Pursuant to the terms of the merger agreement, each of the directors of PCB who was party to an ongoing deferred compensation agreement elected, effective as of the effective date of the PCB merger, to have all deferred compensation drawn and paid within ten years of the "normal retirement date" or "expiration date."

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS.

(a)      Documents Filed as Part of this Report

EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
-------        -----------------------------------------------------------------
3.1 *          Articles of Incorporation of SFC.
3.2 *          By-laws of SFC.
4.1 *          Specimen Common Stock Certificate of SFC.
10.1 *         Form of Indemnification Agreement for directors and executive officers
10.2 *         1995 Stock Option Plan, and forms of Incentive Stock Option
               Agreement and Nonstatutory Stock Option Agreement thereunder
10.3 *         1992 Stock Option Plan, and forms of Incentive Stock Option
               Agreement and Nonstatutory Stock Option Agreement thereunder
10.4 *         1998 Outside Directors Stock Option Plan
10.5 *         Agreement and Plan of Merger between Scripps and PCB
10.6 *         Form of Employment Agreement for executive officers
10.7 *         Employment Agreement dated October 1, 1995, between Thomas D.
               Michelli and Pacific Commerce Bank, as amended
10.8 *         Lease, dated September 1, 1983, between Scripps and Oklahoma City
               Investment Group, as amended
10.9 *         Lease, dated April 25, 1995, between Scripps and Kearny Villa
               Center East
10.10 *        Sublease, dated March 1, 1999, between Scripps and Wells Fargo
               Bank, N.A.
10.11 *        Supplemental Retirement Plan between Scripps and Ronald J.
               Carlson
10.12 *        1992 Unfunded Deferred Compensation Agreement between Scripps and
               Ronald J. Carlson
10.13 *        1999 Unfunded Deferred Compensation Agreement between Scripps and
               Ronald J. Carlson
10.14          Lease, dated October 21, 1999, between Scripps and Prentiss
               Properties Acquisition Partners, L.P.
10.15          Lease, dated September 23, 1999, between Scripps and Balboa
               Investors 1 Ltd.
10.16          Long-Term Incentive Compensation Plan between Scripps and Ronald
               J. Carlson
21.1*          List of SFC Subsidiaries.
23.1           Consent of PricewaterhouseCoopers, LLP
27.1           Financial Data Schedule.

----------------------
* Incorporated by reference herein from the SFC Registration Statement on Form 10 (Registration No. 0-26081) filed with the SEC on May 14, 1999, as subsequently amended.

(b) SFC did not file any reports on Form 8-K during the quarter ended December 31, 1999.
(c)  See (a) above for all exhibits filed herewith and the exhibit index.
(d)  There are no financial statements or schedules which were excluded from
Item 8 which are required to be reported herein.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCRIPPS FINANCIAL CORPORATION


March 30, 2000                  /s/ Ronald J. Carlson
----------------               -------------------------------------
Date                           Name: Ronald J. Carlson, President, Chief
                               Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Ronald J. Carlson                                           March 30, 2000
-------------------------------------                           ----------------
Ronald J. Carlson, President, Chief Executive Officer and       Date
Director

/s/ Christopher C. Calkins                                      March 30, 2000
-------------------------------------                           ----------------
Christopher C. Calkins, Director                                Date

/s/ Christopher S. McKellar                                     March 30, 2000
-------------------------------------                           ----------------
Christopher S. McKellar, Director                               Date

/s/ William E. Nelson                                           March 30, 2000
-------------------------------------                           ----------------
William E. Nelson, Director                                     Date

/s/ M. Catherine Wright                                         March 30, 2000
-------------------------------------                           ----------------
M. Catherine Wright, Chief Financial Officer (Principal         Date
Accounting Officer)