Form 10-Q
period 2000-03-31
SCRIPPS FINANCIAL CORP
filed 2000-05-15
CIK 1086370

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number: 0-26081


                          SCRIPPS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



              California                                 33-0855985
              ----------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



       5787 Chesapeake Court, San Diego, CA                 92123
       ------------------------------------                 -----
      (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code: 858-456-2265



                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of March 31, 2000 there were 6,917,737 shares of Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
Item 1.  Financial Statements

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                    March 31,                     December 31,
                                                                      2000                            1999
                                                                ------------------            ---------------------
                                                                   (Unaudited)
ASSETS
Cash and amounts due from banks                                     $  33,738,000                   $   25,046,000
Federal funds sold                                                     21,325,000                       29,670,000
                                                                ------------------            ---------------------

     Cash and cash equivalents                                         55,063,000                       54,716,000

Interest bearing due from banks                                           591,000                          789,000
Investment securities                                                 172,148,000                      163,283,000
Investment in Federal Home Loan Bank stock                              1,818,000                        1,793,000
Loans and leases, net                                                 394,873,000                      391,964,000
Premises and equipment, net                                             6,569,000                        6,012,000
Other assets and accrued interest receivable                           12,260,000                       13,388,000
                                                                ------------------            ---------------------

                                                                    $ 643,322,000                   $  631,945,000
                                                                ==================            =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Demand, non-interest bearing                                   $ 192,689,000                   $  184,015,000
     Money market, NOW and savings accounts                           308,780,000                      293,914,000
     Time certificates:
         Under 100,000                                                 33,953,000                       34,705,000
          $100,000 or greater                                          56,437,000                       69,751,000
                                                                ------------------            ---------------------

                   Total deposits                                     591,859,000                      582,385,000
Guarantee of loan to ESOP Trust                                            31,000                           44,000
Capitalized lease obligation                                              770,000                          767,000
Other liabilities and accrued interest expense                          3,918,000                        3,452,000
                                                                ------------------            ---------------------

                   Total liabilities                                  596,578,000                      586,648,000

Stockholders' equity:
  Common stock, no par value; authorized
     20,000,000 shares; issued and outstanding
     6,918,000 shares at March 31, 2000 and
     6,909,000 shares at December 31, 1999                             34,738,000                       34,702,000
  Retained earnings                                                    14,344,000                       12,497,000
  Guarantee of loan to ESOP Trust                                        (31,000)                         (44,000)
  Accumulated other comprehensive (loss) income, net                  (2,307,000)                      (1,858,000)
                                                                ------------------            ---------------------

                   Total stockholders' equity                          46,744,000                       45,297,000
                                                                ------------------            ---------------------
                                                                    $ 643,322,000                   $  631,945,000
                                                                ==================            =====================


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Three months ended
                                                                     March 31,
                                                              2000              1999
                                                          --------------   ---------------
Interest income:
     Loans and leases, including fees earned                $ 9,934,000       $ 8,323,000
     Investment securities:
          Taxable                                             2,318,000         1,995,000
          Exempt from federal income tax                        262,000           229,000
          Dividends from Federal Home Loan Bank
               stock                                             18,000            15,000
     Federal funds sold                                         380,000           361,000
     Balances due from Banks                                     10,000            56,000
                                                          --------------   ---------------
Total interest income                                        12,922,000        10,979,000

  Interest expense on deposits                               (4,108,000)       (3,313,000)
  Interest expense on other borrowed money                      (19,000)                -
                                                          --------------   ---------------

Total interest expense                                       (4,127,000)       (3,313,000)

Net interest income                                           8,795,000         7,666,000

Provision for loan losses                                      (752,000)         (885,000)
                                                          --------------   ---------------

Net interest income after provision for
     loan losses                                              8,043,000         6,781,000

Non-interest income                                           1,530,000         1,396,000
Non-interest expense                                         (6,539,000)       (5,644,000)
                                                          --------------   ---------------

Income before provision for income taxes                      3,034,000         2,533,000

Provision for income taxes                                   (1,187,000)       (1,000,000)
                                                          --------------   ---------------

Net income                                                  $ 1,847,000       $ 1,533,000
                                                          ==============   ===============

Basic net income per share                                  $      0.27       $      0.22
                                                          ==============   ===============

Diluted net income per share                                $      0.26       $      0.22
                                                          ==============   ===============



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                     Three months ended
                                                           March 31,
                                          2000                                   1999
                                      -----------------------------------------------------
Net Income                              $ 1,847,000                            $ 1,533,000

Unrealized holding loss
On available-for-sale securities           (449,000)                              (314,000)
                                      --------------                        ---------------

Total comprehensive income              $ 1,398,000                            $ 1,219,000
                                      ==============                        ===============










        The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                       Three months ended
                                                                                           March 31,
                                                                                 2000                      1999
                                                                            -----------------------------------------
Cash flows form operating activities:
      Net income                                                              $  1,847,000              $  1,533,000
      Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization                                        423,000                   415,000
              Provision for loan losses                                            752,000                   885,000
              Amortization of discounts, premiums
                   and loan fees                                                  (189,000)                 (479,000)
          Decrease in other assets and accrued interest receivable               1,426,000                    95,000
          Increase (decrease) in other liabilities and accrued
              interest expense                                                      54,000                (4,898,000)
                                                                            ---------------            --------------

              Net cash provided (used) by operating activities                   4,313,000                (2,449,000)
                                                                            ---------------            --------------

Cash flows from investing activities:
     Proceeds from maturities and principal payments of investment               4,624,000                57,427,000
              Securities
     Maturities of investment certificates of deposit                              198,000                 1,089,000
     Purchases of investment securities                                        (14,363,000)              (59,611,000)
     Net funding of loans                                                       (3,370,000)              (14,817,000)
     Purchases of premises and equipment, net                                     (980,000)                 (191,000)
                                                                            ---------------            --------------

              Net cash used in investing activities                            (13,891,000)              (16,103,000)
                                                                            ---------------            --------------

Cash flows from financing activities:
      Net increase in demand deposits,
              NOW accounts and savings accounts                                 23,540,000                13,112,000
     Net decrease in certificates of deposit                                   (14,066,000)               (1,624,000)
     Net proceeds from issuance of common stock                                     36,000                   419,000
     Dividends paid                                                                415,000                   408,000
                                                                            ---------------            --------------

              Net cash provided by investing activities                          9,925,000                12,315,000
                                                                            ---------------            --------------


Net increase (decrease) in cash and cash equivalents                               347,000                (6,237,000)
                                                                            ===============            ==============

Cash and cash equivalents at beginning of year                                  54,716,000                67,120,000
                                                                            ===============            ==============

Cash and cash equivalents at end of quarter                                   $ 55,063,000              $ 60,883,000
                                                                            ===============            ==============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

PART 1 FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                 SCRIPPS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Scripps Financial Corporation's Form 10-K, including notes thereto, filed March 30, 2000.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three months ended March 31, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof.

NOTE 2. EARNINGS PER SHARE

Earning per share is based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period. The weighted average number of shares outstanding for basic EPS was 6,914,672 and 6,846,631 for the three months ended March 31, 2000 and 1999, respectively. Diluted EPS gives effect to all potential issuance of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. The calculation of diluted EPS for the three months ended March 31, 2000 and 1999, assumes the issuance of 66,742 and 104,821 shares of common stock, respectively, upon the conversion of stock options. As a result, the weighted average number of shares of common stock outstanding for diluted EPS was 6,981,414 and 6,951,452 for the three months ended March 31, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Scripps Financial Corporation, a California corporation ("SFC"), which was formed on May 14, 1999 as a federally regulated bank holding company. Scripps Bank, a California banking corporation ("Scripps"), is a federally insured bank. Scripps merged with and into SFC on July 1, 1999. As a result of the merger, each shareholder of Scripps received a number of shares of SFC equal to that number of shares such sharehodler held in Scripps immediately prior to the merger. SFC currently holds all of the outstanding stock of Scripps. The following discussion is intended to provide information to facilitate the understanding and assessment of the primary asset of SFC, which is its ownership of Scripps. This discussion and analysis should be read in conjunction with SFC's audited financial statements provided in SFC's Form 10-K for December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000, including notes thereto.

The Management's Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "seek", "believe", "anticipate", "expect", "may", "will", "estimate", "project" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations; however, there may be events in the future that we are not able to predict accurately or over which we have no control. Our actual results may differ materially from the expectations we describe in forward-looking statements. Factors that could cause actual results to differ materially from those we describe include, but are not limited to, local economic conditions in

San Diego county, business conditions and interest rate fluctuation, competition, new product development, the ability to manage growth of Scripps Financial Corporation ("SFC") and Scripps Bank ("Scripps"), a decline in real estate prices, and federal and state regulations. Forward-looking statements below should be read in light of these factors. Potential risks and uncertainties include, but are not limited to, those listed below under "Quantitative and Qualitative Disclosures about Market Risk" as well as other risks and uncertainties detailed in SFC's Annual Report on Form 10-K for the year ended December 31, 1999.

FINANCIAL CONDITION

Total assets of SFC increased $11.4 million or 1.8% to $643.3 million at March 31, 2000, from $631.9 million at December 31, 1999. Gross loans increased $3.7 million or .9% to $401.1 million from $397.4 million at December 31, 1999. Within the loan portfolio, real estate construction loans increased $3.8 million to $61.8 million, real estate mortgage loans increased $4.1 million to $124.3 million, while commercial loans decreased $5.6 million to $148.7 million at March 31, 2000. Total consumer loans increased by $773,000 to $58.8 million. There was little change in the loan portfolio mix of which real estate construction, real estate mortgage and commercial loans comprised 15%, 32% and 37%, respectively, at the end of March 2000, a change from 14%, 31% and 39%, respectively, at December 31, 1999. Consumer loans were unchanged at 15% at the end of both periods. Purchases of investment securities caused Federal funds sold to decline by $8.3 million to $21.3 million at the end of the first quarter. Nonperforming assets of $5.1 million or 0.8% of total assets at March 31, 2000 compare to $4.3 million or 0.7% of total assets for December 31, 1999.

Total deposits at March 31, 2000 increased $9.5 million or 1.6% from December 31, 1999. This increase consisted of $8.7 million in noninterest-bearing accounts, $14.9 million in interest-bearing accounts and was partially offset by a decrease of $13.3 million in time deposits greater than $100,000. In the interest-bearing deposit categories, savings and money market accounts increased $19.6 million to $270.3 million, while NOW accounts decreased $4.8 million to $38.4 million, and net time deposits decreased $14.1 million to $90.4 million. Total stockholders' equity at March 31, 2000 was $46.7 million compared to $45.3 million at December 31, 1999, an increase of $1.4 million or 3.2% due to earnings. SFC's Tier I leverage capital ratios were 7.51% and 7.54%, at March 31, 2000 and December 31, 1999, respectively. (See CAPITAL RESOURCES.)


RESULTS OF OPERATIONS

SUMMARY

Net earnings were $1.8 million ($.27 per share basic; $.26 per share diluted) for the three months ended March 31, 2000, compared with $1.5 million ($.22 per share basic; $.22 per share diluted) for the same period in 1999. This represents an increase of $314,000 or 20.5%. SFC's improved performance between 2000 and 1999 resulted primarily from an increase in average interest-earning assets, primarily in loans and investment securities. The provision for loan and lease losses decreased $133,000 or 15.0% to $752,000 for the three months ended March 31, 2000 from $885,000 for the three months ended March 31, 1999. Other income and other expense increased $134,000 and $896,000, respectively, for the three months ended March 31, 2000 over the same period in 1999. The provision for income taxes increased $187,000 to $1.2 million from $1.0 million due to an increase in pre-tax earnings of $501,000. Return on average assets and average stockholders' equity increased during the first three months of 2000 to 1.15% and 16.29%, respectively, from 1.08% and 13.83%, respectively for the same 1999 period. (See RESULTS OF OPERATIONS -- NET INTEREST INCOME, RESULTS OF OPERATIONS -- NONINTEREST INCOME AND EXPENSE and RESULTS OF OPERATIONS - PROVISION FOR POSSIBLE LOAN LOSSES.)

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

Liquidity requirements are managed by maintaining an adequate level of readily marketable assets (primarily Federal funds and available for sale investment securities) and access to short term funding sources. Currently, Scripps has a line of credit of $22 million from non-affiliated financial institutions, which enables it to borrow Federal funds on an unsecured basis. Scripps also has a secured discount window borrowing facility with the Federal Reserve Bank of approximately $82 million and a secured borrowing facility with the Federal Home Loan Bank of approximately $22 million. At March 31, 2000, Scripps had no amounts outstanding in connection with any of its borrowing facilities.

Management uses several tools and processes to monitor liquid resources: semi-monthly liquidity projection reports, liquidity and volatile deposit dependency ratios, deposit product trends, weekly deposit rate management, and daily large balance fluctuation reports, among others. Management uses a bank liquidity ratio, defined as the sum of unpledged marketable securities, Federal funds sold, and cash and balances due from banks divided by total deposits, as a measurement tool indicating the volume of liquid resources. This ratio will increase or decrease in response to general economic conditions, loan demand, the phases of the interest rate cycle, and deposit growth/contraction, among other things, and was approximately 38% at March 31, 2000, and 37% at December 31, 1999. Scripps' management believes this level of liquidity to be a cost-effective level that is well within Scripps' policy. There can be no assurance that Scripps liquidity will continue to be maintained at the levels presented. Additionally, Scripps closely monitors its loan-to-deposit ratio. This ratio (calculated as gross loans divided by total deposits) was 68% at March 31, 2000. This ratio was unchanged from December 31, 1999. Management anticipates this ratio will remain at this or a slightly higher lever for the remainder of 2000 due to the expanding local economy; however, there can be no assurances that the economy will continue to expand or that loans will outpace deposit growth.

Scripps' ratio of core deposits (defined as customers' deposits less time certificates of deposit of $100,000 or more) to total deposits has increased to 90% at March 31, 2000, compared with 88% at December 31, 1999. While total time deposits as a percent of total deposits has been 15%, for March 31, 2000 and 18% for December 31, 1999, the percent of time deposits greater than $100,000 has decreased, thereby increasing the core deposit ratio. A significant portion of Scripps' core deposits is concentrated in the Scripps Money Fund, a higher interest-bearing demand deposit product that comprised $208.7 million or 35% of total deposits at March 31, 2000. The Money Fund balance represented an increase of $17.1 million or 8.9% from the balance of $191.6 million or 33% of deposits at December 31, 1999. Another significant portion of Scripps' core deposits is non-interest bearing demand deposits. These deposits increased to $192.7 million or 32.6% of total deposits at March 31, 2000 from $184.0 million or 31.6% at December 31, 1999. Management attempts to actively monitor its liquidity position and deposit composition; however, there can be no assurance that Scripps' overall liquidity position and deposit mix will continue to be satisfactory in the future.

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

Net interest income was $8.8 million for the three-months ended March 31, 2000, an increase of $1.1 million or 14.7% compared with net interest income of $7.7 million for March 31, 1999. Scripps' average interest-earning assets increased to $596.7 million for the three-months ended March 31, 2000 from $535.6 million for the same period in 1999, representing an increase of $61.1 million which resulted from increases in interest-earning asset categories, primarily in loans and investment securities. Average interest-bearing deposits increased to $412.8 million for the three-months ended March 31, 2000 from $372.5 million in the same period for 1999, representing an increase of $40.3 million, while average non-interest-bearing demand deposits increased $30.9 million or 20.1%. The net interest margin of 5.93% for March 31, 2000 reflects an increase of 13 basis points compared to the same period in 1999. This increase in net interest margin resulted primarily from the increase in the average prime rate from 7.75% to 8.71% for the three months ended March 31, 1999 and 2000, respectively, (since a majority of Scripps' loans are tied to the prime rate, an increase in the rate immediately affects net interest income) and the increase in average interest-earning assets, which was partially off-set by the increase in average interest-bearing deposits. The cost of interest bearing funds increased from 3.61% to 4.01% from the first quarter 1999 to first quarter 2000.

NONINTEREST INCOME

Non-interest income was $1.5 million for the three-months ended March 31, 2000, an increase of $134,000 or 9.6% compared with non-interest income of $1.4 million for the same period in 1999. The primary reason for the increase in non-interest income over the period presented is new fees generated in relation to trust investment services, established in June 1999. However, there can be no assurances that trust investment services income will continue to increase. There continues to be high levels of competition in the trust services and deposit services areas.

NONINTEREST EXPENSE

Non-interest expense was $6.5 million for the three-months ended March 31, 2000, an increase of $896,000 or 15.9% compared with non-interest expense of $5.6 million for the same period in 1999. Personnel expense was $3.8 million for 2000, an increase of $500,000 or 15% compared with personnel expense of $3.3 million for 1999. Occupancy expense was $1.2 million for 2000, an increase of $200,000 or 20% compared with occupancy expense of $1 million for 1999. The increases over the three-month period principally reflect the additional costs associated with analyzing, starting and staffing new lines of business, including expenses associated with the parent company, as part of SFC's long-term growth strategy.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $752,000 for the three-months ended March 31, 2000, compared to $885,000 for the same period in 1999, a decrease of $133,000 or 15.0%. The decrease in provision for loan losses is primarily due to lower net charge-offs for the three-months ended March 31, 2000.

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

The following table sets forth the actual capital ratios as of the dates indicated.


                                                  Capital Ratios


                                           March 31,        December 31,      Well Capitalized     Minimum Capital
Capital Ratios (1):                          2000               1999               Ratios              Ratios
                                           ---------        ------------      ----------------     ---------------
SFC
Leverage (2)                                  7.5%             7.5%                5.0%                4.0%
Tier 1 risk-based                            10.3%            10.2%                6.0%                4.0%
Total risk-based                             11.6%            11.4%               10.0%                8.0%



SCRIPPS
Leverage (2)                                  7.4%             7.4%                5.0%                4.0%
Tier 1 risk-based                            10.2%            10.1%                6.0%                4.0%
Total risk-based                             11.4%            11.2%               10.0%                8.0%


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



FLUCTUATIONS IN INTEREST RATES AFFECT OUR FINANCIAL PERFORMANCE

Changes in interest rates will affect the value of Scripps' investment securities portfolio, all of which is designated as available for sale, and which at March 31, 2000 represented 26.8% of total assets. Generally, an increase in interest rates would result in a decline in the value of fixed rate investment securities available for sale, which would result in a corresponding adjustment, net of tax effects, in shareholders' equity. Therefore, Scripps' shareholders' equity and regulatory capital levels could be adversely affected by an increase in interest rates, due to a reduction in the value of investment securities available for sale. An increase in interest rates would also generally cause a decline in the market value of Scripps' fixed rate loan portfolio, which at March 31, 2000 represented approximately 21% of total assets. Approximately 41% of assets at March 31, 2000 were comprised of variable rate loans tied to Prime or similar indices. A decline in interest rate will generally have the immediate effect of reducing interest income associated with such loans. Declines in interest rates will also typically result in accelerated loan prepayments, which can impact our net income and profitability.



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



AN ADVERSE REAL ESTATE MARKET COULD AFFECT OUR LOAN PORTFOLIO

On March 31, 2000, Scripps had approximately $186.2 million in loans secured in whole or in part by real property, including interim construction loans, short, intermediate, and long term commercial and residential real estate loans, home improvement loans, and equity lines of credit. This reflects approximately 46% of Scripps' total loan portfolio at that date. A sharp and significant decline in real estate prices would potentially have a material adverse affect on Scripps' lending activities and on the quality of Scripps' real estate loan portfolio.



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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


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


                                                  Interest-Sensitive Financial Instruments
                                                           (Dollars in thousands)

                                                 Expected Maturity Date as of March 31, 2000

         -----------------------------------------------------------------------------------------------------------------------
                                                     AFTER 2      AFTER 3
                                        AFTER 1     YEARS BUT    YEARS BUT      AFTER 4
                                       YEAR BUT      WITHIN       WITHIN       YEARS BUT
                         WITHIN ONE   WITHIN TWO      THREE        FOUR          WITHIN         THERE-
                            YEAR         YEARS        YEARS        YEARS       FIVE YEARS        AFTER        Total    Fair Value
                         ----------   ----------    ---------    ---------     ----------      --------     ---------  ----------
Financial Assets:
Loans:
Variable rate               $156,293      $26,155      $10,637       $26,094      $12,451      $31,564      $263,194     $263,194
Average interest rate         10.13%       10.30%       10.17%        10.00%       10.25%        9.91%        10.11%

Fixed rate                    11,343       22,903       15,088        35,667       12,263       40,639       137,904      134,453
Average interest rate          8.49%        8.39%        9.28%         8.88%        8.77%        8.62%         8.72%

Investment securities:
CMOs                          10,783       11,324        8,505         8,399        3,004        2,476        44,491       43,624
Average interest rate          6.01%        6.01%        6.02%         6.06%        5.99%        6.03%         6.02%

MBS                            2,822        2,842        2,862         5,783        5,561       14,722        34,592       33,441
Average interest rate          6.93%        6.93%        6.93%         6.93%        6.89%        7.06%         6.98%

SBAs                                                                     142                     6,022         6,164        6,098
Average interest rate                                                  9.73%                     6.17%         6.25%

U.S. Treasury and
Agency                        18,606       21,588       26,611         2,568                                  69,373       67,865
Average interest rate          6.17%        6.03%        6.18%         5.47%                                   6.11%

States and political
Subdivisions                                                38         4,942        9,655        5,299        19,935       19,812
Average interest rate                                    8.10%         5.27%        5.30%        5.13%         5.25%

Equity                                      1,461                                                              1,461        1,308
Average interest rate                       4.55%                                                              4.55%

Federal Home Loan
Bank Stock                                                                                       1,818         1,818        1,818
Average interest rate                                                                            5.48%         5.48%

Interest bearing due
from banks                       591                                                                             591          591
Average interest rate          5.92%                                                                           5.92%

Federal funds sold            21,325                                                                          21,325       21,325
Average interest rate          5.73%                                                                           5.73%

Financial Liabilities:
Interest bearing deposits:
Non-maturing
Deposits                     308,780                                                                         308,780      308,780



Average interest rate          3.84%                                                                           3.84%

Time deposits                 87,637        2,654           99                                                90,390       90,304
Average interest rate          5.07%        5.05%        4.74%                                                 5.07%

Capitalized lease
obligation                                                                                         767           767          767
Average interest rate                                                                            9.87%         9.87%

Guarantee of loan to
ESOP Trust                        31                                                                              31           31
Average interest rate          7.75%                                                                           7.75%



PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.



Item 2.  Changes in Securities and Use of Proceeds

Not applicable.



Item 3.  Defaults Upon Senior Securities

Not applicable.



Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.



Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:


     *   3.1      Articles of Incorporation of SFC
     *   3.2      Bylaws of SFC
     *   4.1      Specimen Common Stock Certificate
         27.1     Financial Data Schedule

------------------
* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-26081)

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCRIPPS FINANCIAL CORPORATION


Date:  May 12, 2000                        By:      /s/ Ronald J. Carlson
       -----------                                  ---------------------
                                                    Ronald J. Carlson
                                                    President